Form 10-Q
period 1996-03-29
WILMAR INDUSTRIES INC
filed 1996-05-13
CIK 1003956

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1996

                                       OR


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                          Commission File No.  O-27424


                            WILMAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


               New Jersey                          22-2232386
     (State of incorporation or                (I.R.S. Employer
             organization)                    Identification No.)


        303 Harper Drive
     Moorestown, New Jersey                               08057
     (Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including area code: (609) 439-1222


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  [_]    No  [X]

     The number of shares of the registrant's common stock, no par value, outstanding as of April 30, 1996 was 10,374,545.

* Registrant has filed all reports required to be filed by Section 13 or 15(d) but has only been subject to filing requirements since January 23, 1996.

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                            WILMAR INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                      MARCH 29,    DECEMBER 29,
                                                        1996           1995
                                                      ---------    ------------
                                                     (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                          $ 4,310,483   $    25,043
  Cash-restricted                                        200,000       200,000
  Short term investment                                1,765,035
  Accounts receivable-trade, net of allowance for
   doubtful accounts of $300,000 and $236,070,
   respectively                                       10,204,716     9,575,307
  Inventory                                           12,978,101    12,699,376
  Prepaid expenses and other current assets              510,526       244,798
  Deferred income taxes                                  486,000       408,000
                                                     -----------   -----------
    Total current assets                              30,454,861    23,152,524

PROPERTY AND EQUIPMENT, Net                            1,385,164     1,337,308

OTHER ASSETS                                           2,151,843     2,380,672
                                                     -----------   -----------
TOTAL ASSETS                                         $33,991,868   $26,870,504
                                                     ===========   ===========



The accompanying notes are an integral part of these condensed financial statements.

                            WILMAR INDUSTRIES, INC.

LIABILITIES MANDATORILY REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    MARCH 29,    DECEMBER 29,
                                                      1996          1995
                                                    ---------    ------------
                                                   (UNAUDITED)
CURRENT LIABILITIES
  Demand notes payable-bank                        $             $  9,922,510
  Current portion of long-term debt:
    Banks                                                             666,668
    Related parties                                                 2,107,050
  Accounts payable                                    6,513,785     7,889,405
  Accrued expenses and other current liabilities      1,622,222     1,387,524
  Accrued interest                                                    212,823
  Income taxes payable                                  949,091     1,020,991
                                                   ------------  ------------
      Total current liabilities                       9,085,098    23,206,971

LONG-TERM DEBT-Net of current portion:
  Banks                                                               833,331
  Related parties                                                     833,872
  Subordinated debentures                                           4,000,000
                                                   ------------  ------------
      Total liabilities                               9,085,098    28,874,174
                                                   ------------  ------------
COMMITMENTS AND CONTINGENT LIABILITIES
Mandatorily Redeemable Series A Senior Preferred
 Stock, $.01 par value; 129,450 shares, authorized,
 issued and outstanding with a redemption value of
 $100 per share, plus accrued dividends                            13,782,110
                                                   ------------  ------------
Mandatorily Redeemable Series B Junior Preferred
 Stock, $.01 par value, 105,914 shares, authorized,
 issued and outstanding with a redemption value of
 $100 per share, plus accrued dividends                            11,276,311
                                                   ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 5,000,000 shares
 authorized; none issued
Common stock, no par value-50,000,000 shares
 authorized; 10,374,545 shares issued and
 outstanding in 1996, 5,320,000 shares issued
 and outstanding in 1995                             51,289,412       124,231
Retained earnings (accumulated deficit)             (26,382,642)  (27,186,322)
                                                   ------------  ------------
      Total stockholders' equity (deficit)           24,906,770   (27,062,091)
                                                   ------------  ------------
TOTAL LIABILITIES, MANDATORILY REDEEMABLE
 PREFERRED STOCK AND STOCKHOLDERS' EQUITY          $ 33,991,868  $ 26,870,504
                                                   ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WILMAR INDUSTRIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS     THREE MONTHS
                                                   ENDED            ENDED
                                               MARCH 29, 1996   MARCH 31, 1995
                                               --------------   --------------
                                                (UNAUDITED)      (UNAUDITED)
SALES                                            $19,308,359     $13,457,519

COST OF SALES                                     13,372,953       9,212,037
                                                 -----------     -----------
    Gross profit                                   5,935,606       4,245,482

OPERATING EXPENSES:
  Operating and selling expenses                   2,987,245       2,015,424
  Corporate general and administrative expenses    1,242,045       1,059,813
                                                 -----------     -----------
                                                   4,229,290       3,075,237
                                                 -----------     -----------
      Operating income                             1,706,316       1,170,245
INTEREST EXPENSE, NET                                 80,704         200,969
                                                 -----------     -----------
      Income before income taxes                   1,625,612         969,276

PROVISION (CREDIT) FOR INCOME TAXES                  666,000         (54,629)(1)
                                                 -----------     -----------
      Net income                                 $   959,612     $ 1,023,905
                                                 ===========     ===========
   Net income per share                          $      0.10
                                                 ===========
   Weighted average shares outstanding           $ 9,946,286
                                                 ===========
UNAUDITED PRO FORMA DATA
  Income before income taxes                                     $   969,276
  Provision for income taxes                                         388,000(2)
                                                                 -----------
  Pro forma net income                                           $   581,276(2)
                                                                 ===========
  Pro forma net income per share                                 $      0.07(2)
                                                                 ===========
  Weighted average shares outstanding                              8,596,307
                                                                 ===========

(1) Upon termination of its S Corporation status on March 1, 1995, the Company became subject to federal income taxes and certain additional state income taxes and, in connection therewith, recorded a deferred tax asset of approximately $230,000 in accordance with FAS 109.
(2) Prior to March 1, 1995, the Company elected to be taxed as an S Corporation for federal (and certain state) income tax purposes. Pro forma information has been computed as if the Company had been subject to federal income taxes and all applicable state corporate income taxes for each period presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WILMAR INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months             Three Months
                                                                                              Ended                   Ended
                                                                                          March 29, 1996          March 31, 1995
                                                                                         ________________        ________________
                                                                                            (Unaudited)             (Unaudited)
OPERATING ACTIVITIES:
  Net Income                                                                             $       959,612         $     1,023,905
  Adjustments to reconcile net income net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                                 112,144                  60,000
   Deferred income taxes                                                                         (78,000)               (230,000)
   Changes in assets and liabilities:
    Accounts receivable                                                                         (629,409)               (812,285)
    Inventory                                                                                   (278,725)               (485,299)
    Prepaid expenses and other current assets                                                   (265,728)                (37,541)
    Other assets                                                                                 202,792                   1,131
    Accounts Payable                                                                          (1,375,620)                307,168
    Accrued expenses and other current liabilities                                               234,698                 117,376
    Accrued interest                                                                            (212,823)                  9,078
    Income taxes payable                                                                         (71,900)                170,921
                                                                                         ----------------        ----------------
       Net cash provided by (used in) operating activities                                    (1,402,959)                124,454
                                                                                         ----------------        ----------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                            (133,963)                (90,339)
  Purchase of short term investment                                                           (1,765,035)
                                                                                         ----------------        ----------------
       Net cash used in investing activities                                                  (1,898,998)                (90,339)
                                                                                         ----------------        ----------------
FINANCING ACTIVITIES:
  Net Proceeds (borrowings) of demand notes payable - Bank                                    (9,922,510)              2,059,606
  Principal payments on long-term debt:
   Banks                                                                                      (1,499,999)               (229,634)
   Related parties                                                                            (2,940,922)                (25,090)
  Issuance of Common Stock                                                                                                55,000
  Repurchase of Common Stock                                                                                         (15,117,000)
  Repurchase of Series A Preferred Stock, plus accrued dividends                             (13,870,928)
  Repurchase of Series B Preferred Stock, plus accrued dividends                              (6,343,425)
  Proceeds from the issuance (repayment) of subordinated debentures                           (4,000,000)              4,000,000
  Net proceeds from issuance of Common Stock - initial public offering                        46,165,181
  Issuance of Series A Preferred Stock                                                                                12,945,000
  Distributions to stockholders                                                                                       (3,721,809)
                                                                                         ----------------        ----------------
       Net cash provided by (used in) financing activities                                     7,587,397                 (33,927)
                                                                                         ----------------        ----------------
NET INCREASE IN CASH                                                                           4,285,440                     188

CASH, BEGINNING OF PERIOD                                                                         25,043                  91,117
                                                                                         ----------------        ----------------
CASH, END OF PERIOD                                                                      $     4,310,483                  91,305
                                                                                         ================        ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for:
   Interest                                                                              $       344,599                 192,239
                                                                                         ================        ================
   Income taxes                                                                          $       815,900                   4,449
                                                                                         ================        ================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accretion of mandatorily redeemable Series A Senior and
   Series B Junior Preferred Stock redemption values                                     $       155,932         $        109,837

  Conversion of Series B Junior Preferred stock into 454,545 shares of Common Stock      $     5,000,000         $        -

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)


                                                                          RETAINED                       TOTAL
                                                                          EARNINGS                    STOCKHOLDERS'
                                                 COMMON       STOCK    (ACCUMULATED      TREASURY         EQUITY
a                                                 SHARES       AMOUNT       DEFICIT)       STOCK         (DEFICIT)
                                                 ------       ------   -------------    --------      ------------
BALANCE, DECEMBER 29, 1995                      5,320,000  $   124,231  $(27,186,322)     $ --       $(27,062,091)
  Accretion of Mandatorily Redeemable
   Preferred Stock                                                          (155,932)                    (155,932)

  Conversion of Series B Preferred Stock          454,545    5,000,000                                  5,000,000

  Issuance of common stock-initial public
   offering                                     4,600,000   46,165,181                                 46,165,181

  Net income                                                                 959,612                      959,612
                                               ----------  -----------  ------------      ----       ------------

BALANCE MARCH 29, 1996                         10,374,545  $51,289,412  $(26,382,642)     $ --       $ 24,906,770
                                               ----------  -----------  ------------      ----       ------------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WILMAR INDUSTRIES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Wilmar Industries, Inc. ("Wilmar" or the "Company") and its subsidiary One Source Supply, Inc. ("One Source") from November 17, 1995 the date of its acquisition. Material intercompany balances and transactions have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year ending December 27, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 29, 1995.

NOTE 2 - INITIAL PUBLIC OFFERING

On January 24, 1996, the Company completed an initial public offering of 4,600,000 shares of its Common Stock for $11.00 per share resulting in net proceeds (after deducting underwriters' issuance costs) of $47,058,000.

The proceeds of the offering were used as follows:

Redemption of Preferred Stock and accumulated dividends    $20,188,000
Repayment of bank debt and interest                         12,987,000
Repayment of Subordinated Debentures and interest            4,037,000
Repayment of notes payable and interest                      2,967,000
Working capital and IPO costs                                6,879,000
                                                           -----------
                                                           $47,058,000

Prior to the offering, $5,000,000 of the Mandatorily Redeemable Series B Junior Preferred Stock was converted into $5,000,000 of Series B Junior Preferred Stock with conversion rights. Upon consummation of the offering, $5,000,000 of the Series B Junior Preferred Stock with conversion rights was converted into 454,545 shares of Common Stock.

The pro forma effects of the above transactions for the related balance sheet accounts are summarized below. Pro forma balance sheet information is presented as though the transactions occurred on December 29, 1995 (in 000's):

                                               As       Pro Forma
                                            Reported   (Unaudited)
                                            ---------  -----------

    Current assets                          $ 23,153      $30,823
    Property and equipment, net                1,337        1,337
    Other assets                               2,381        2,133
                                            --------      -------
                                            $ 26,871      $34,293
                                            ========      =======
    Current liabilities                     $ 23,207      $10,297
    Long-term debt                             5,667           --
                                            --------      -------
                                              28,874       10,297

    Mandatorily redeemable preferred stock    25,059           --
    Stockholders' equity                     (27,062)      23,996
                                            --------      -------
                                            $ 26,871      $34,293
                                            ========      =======

                            WILMAR INDUSTRIES, INC.

NOTE 3 - INVESTMENT

At March 29, 1996 the Company has an investment in a United States Treasury bill with a cost basis of $1,765,035. The Company has designated this investment as available for sale. At March 29, 1996, the cost basis approximates the market value of this security.

NOTE 4 - INCOME TAXES

Prior to February 24, 1995, the Company had elected to be taxed as an S Corporation under provisions of the Internal Revenue Code. As such, current taxable income had been included on the income tax returns of the sole stockholder for federal income tax purposes and no provision had been made for federal income taxes. However, the Company changed its election to be taxed as a C Corporation under the Internal Revenue Code, and in connection with this change in tax reporting, taxes on income are provided based upon Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

NOTE 5 - COMPUTATION OF NET INCOME PER COMMON SHARE AND PRO FORMA NET INCOME PER SHARE

Net income per share and pro forma net income per common share represents net income and pro forma net income (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C Corporation since inception) divided by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period plus the number of shares of Common Stock required to be sold at the assumed initial public offering price to raise sufficient proceeds to redeem the mandatorily redeemable Preferred Stock (including accrued but unpaid dividends thereon). Net income and proforma net income are not reduced by the provision for accretion of Preferred Stock redemption values of $155,932 in 1996 and $109,837 in 1995 because the calculation assumes the related Common Stock was outstanding in lieu of the Preferred Stock.

Common Stock equivalents include shares from the exercise of stock options (using the treasury stock method). Pursuant to the rules of the Securities and Exchange Commission, common stock issued and stock options granted at prices lower than the assumed initial public offering price within a one year period prior to an initial public offering are included in the calculation (using the treasury stock method and the assumed initial public offering price) as if they were outstanding for all periods presented.

NOTE 6 - CONTINGENCIES

The Company is involved in various legal proceedings in the ordinary course of its business which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

NOTE 7 - SUBSEQUENT EVENTS

On April 29, 1996 Wilmar entered into an operating lease agreement with a company, owned by certain stockholders of Wilmar, to lease a warehouse and customer service center. The original term of the lease is ten years with an option to terminate the lease after five years, exercisable by Wilmar, subject to a termination fee. The lease requires annual payments of $288,625 plus all real estate taxes and assessments, cost of repairs, utilities and insurance related to the leased premises. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

On May 6, 1996, the Company entered into a definitive agreement to acquire 100% of the capital stock of Mile High Maintenance Supply, Inc. based in Denver, Colorado for a cash payment of $1.5 million, plus contingent consideration to the owner based on future performance.

                             WILMAR INDUSTRIES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Net Sales. Net sales increased by $5.8 million, or 43.0%, to $19.3 million for the quarter ended March 29, 1996 from $13.5 million for the corresponding quarter in 1995. Of this increase, 36.9% was attributable to higher sales volumes shipped from distribution centers open for all of both periods, and the balance was attributable to the three distribution centers (Tampa, Columbus and Seattle) opened between December 1, 1994 and December 29, 1995 and the One Source acquisition which occurred on November 17, 1995. The higher net sales from distribution centers open during all of both periods resulted primarily from the increased experience of the Company's direct sales and telesales forces and increased sales to national accounts. The Company's salesforce at the end of the first quarter of 1996 was 86, an increase of 35 when compared with the corresponding quarter of 1995. Price increases during both quarters were modest and made only on selected items. During the quarter ended March 29, 1996, Wilmar generated approximately $436,000 in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit.  Cost of sales includes merchandise, freight, distribution center
occupancy and delivery costs.   As a percentage of net sales, gross profit was
30.7% for the quarter ended March 29, 1996 compared to 31.6% for the corresponding quarter in 1995. This decrease in the gross margin resulted from increased delivery expenses associated with "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery) to new markets, higher relative occupancy costs relating to the operation of two immature, less efficient distribution centers opened after the first quarter of 1995 (Columbus and Seattle) and a decrease in vendor allowances and discounts when compared with the first quarter of 1995.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with opening and operating a distribution center as well as selling expenses and commissions. The Company expenses all distribution center pre-opening costs when incurred. Operating and selling expenses increased by $1.0 million, or 50.0%, to $3.0 million for the quarter ended March 29, 1996 from $2.0 million for the corresponding quarter in 1995. This increase resulted primarily from increased commissions related to higher sales volumes, costs associated with the distribution centers opened after the first quarter of 1995, the distribution center acquired from One Source (Miami) in November 1995 and an expanded sales force and higher operating costs associated with increased sales volumes at the other distribution centers. As a percentage of net sales, these expenses represent 15.5% for the quarter ended March 29, 1996 compared to 14.8% for the corresponding quarter in 1995.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $182,000, or 18.2%, to $1.2 million for the quarter ended March 29, 1996 from $1.0 million for the corresponding quarter in 1995. During the first quarter of 1995, the Company incurred $207,000 in expenses related to the 1995 Recapitalization excluding the expenses associated with the 1995 Recapitalization, corporate general and administrative expenses as a percentage of net sales were 6.2% for the quarter ended March 29, 1996 compared to 6.7% for the corresponding quarter in 1995.

Operating Income. Operating income increased by $536,000, or 45.8%, to $1.7 million for the quarter ended March 29, 1996 from $1.2 million for the corresponding quarter in 1995. As a percentage of net sales, operating income was 8.8% for the quarter ended March 29, 1996 compared to 8.7% for the corresponding quarter in 1995. Excluding the one-time expenses associated with the 1995 Recapitalization, operating income would have increased by $329,000, or 28.1%. As a percentage of net sales, operating income (excluding the 1995 Recapitalization expenses) would have decreased to 8.8% for the quarter ended March 29, 1996 from 10.4% for the corresponding quarter in 1995 due primarily to the effects of operating two immature, less efficient distribution centers and increases in sales and operating personnel.

Interest Expense, Net. Net interest expense decreased by $120,000 to $81,000 for the quarter ended March 29, 1996 from $201,000 for the corresponding quarter in 1995 as a result of the reduction in debt made from the proceeds of the initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

Historically, Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank line of credit to support increases in accounts receivable and inventory, net of accounts payable.

During the first quarter 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock for $11.00 per share resulting in net proceeds (after deducting underwriters' issuance costs) of $47,058,000.

Cash used in operating activities was $1.4 million during the first quarter of 1996. Cash used in operating activities during the first quarter of 1996 consisted of $1.0 million of net income before depreciation and amortization and other non-cash charges, offset by $2.4 million of changes in operating assets and liabilities primarily resulting from a $1.4 million decrease in accounts payable and increases in the Company's accounts receivable and inventory of $908,000, consistent with its higher volume of business.

Cash used in investing activities for the first quarter of 1996 was $1.9 million, related to the purchase of short-term investments and the purchase of property and equipment. Cash provided by financing activities during the first quarter of 1996 was $7.6 million, consisting primarily of the net proceeds of an initial public offering less the repayment of all debt and the redemption of the outstanding preferred stock.

Capital expenditures were $134,000 for the first quarter of 1996. The Company expects to spend approximately $450,000 on capital expenditures in fiscal 1996 primarily for office, computer and distribution center equipment. Additionally, the Company expects to spend approximately $500,000 to equip its new Philadelphia distribution center in connection with a lease agreement entered into on April 29, 1996. Historically, capital expenditures have been primarily for similar items, except for fiscal 1994 when the Company made additional capital expenditures related to the relocation of its headquarters to its present Moorestown, New Jersey location. A typical distribution center requires a capital investment of approximately $75,000 to $80,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $50,000 before a new distribution center becomes operational. The Company expects that newer distribution center operating margins will continue to improve over time as the Company leverages fixed costs of operations over higher sales of products shipped from these distribution centers. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the proceeds of the initial public offering, term debt or capital leases.

Wilmar's credit facility consists of a $10.0 million unsecured bank line of credit. This line of credit had a zero balance as of March 29, 1996, having been repaid with a portion of the proceeds of the initial public offering. In March 1996, the Company replaced its existing secured bank line of credit with the $10.0 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate and expires March 1997.

A portion of the net proceeds of the initial public offering was used to repay the revolving bank line of credit and the term debt and to redeem the $4.0 million of 11.5% Subordinated Debentures issued to certain of the Summit Investors. The reduction in these borrowings and the increase in stockholders' equity as a result of this offering decreased the Company's financial leverage. The Company expects to renew its revolving line of credit when it expires in March 1997 and believes it could increase the amount of this credit facility if needed.

The Company believes that its existing cash balances, supplemented by borrowings under the revolving line of credit, are adequate to meet planned operating and capital expenditure needs at least through 1996. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.

PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

 Not applicable.


ITEM 2.  CHANGES IN SECURITIES

 Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

 Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.


ITEM 5.   OTHER INFORMATION

 Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

  10.1 Lease Agreement dated April 29, 1996 between the Company and 804 Eastgate Associates, L.L.C.

  10.2 Assumption Agreement dated as of June 1, 1996 between the Company and 804 Eastgate Associates, L.L.C.

 11.1  Computation of Earnings Per Share

 27.1  Financial Data Schedule


 (b) Reports on Form 8-K

     The Company did not file a report on Form 8-K during the quarter ended March 29, 1996.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WILMAR INDUSTRIES, INC.


                                         /s/ Michael T. Toomey
                                    By:  ___________________________________
                                         Michael T. Toomey
                                         Chief Financial Officer and Treasurer

Date:   May 13, 1996