Form 10-Q
period 1996-06-28
WILMAR INDUSTRIES INC
filed 1996-08-12
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 1996

                                      OR


            (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                          Commission File No.  O-27424
                                              --------


                            WILMAR INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                            22-2232386
       --------------------------                -------------------
       (State of incorporation or                 (I.R.S. Employer
            organization)                        Identification No.)


     303 Harper Drive
     Moorestown, New Jersey                              08057
     ----------------------                          ------------
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


                           Yes   X *    No
                               -------     -------


     The number of shares of the registrant's common stock, no par value, outstanding as of July 31, 1996 was 10,442,160.

* Registrant has filed all reports required to be filed by Section 13 or 15(d) but has only been subject to filing requirements since January 23, 1996.

PART I -- FINANCIAL INFORMATION

ITEM 1 - Financial Statements


                            WILMAR INDUSTRIES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

                                                   December 29,     June 28,
                                                       1995           1996
                                                   ------------   -----------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                        $    25,043    $ 4,245,176
  Cash - Restricted                                    200,000        205,130
  Cash - Investments
  Accounts Receivable - trade, net of allowance
   for doubtful accounts of $236,700 in 1995 and
   $488,000 in 1996.                                 9,575,307     11,322,991
  Inventory                                         12,699,376     13,741,648
  Prepaid expenses and other current assets            244,798        481,011
  Deferred income taxes                                408,000        626,000
                                                   -----------    -----------
          Total current assets                      23,152,524     30,621,956

PROPERTY AND EQUIPMENT, Net                          1,337,308      1,534,352

OTHER ASSETS                                         2,380,672      3,486,536
                                                   -----------    -----------
TOTAL ASSETS                                       $26,870,504    $35,642,844
                                                   ===========    ===========


                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                            WILMAR INDUSTRIES, INC.

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        December 29,     June 28,
                                                            1995           1996
                                                        ------------   ------------
CURRENT LIABILITIES

  Demand notes payable - bank                           $  9,922,510   $
  Current portion of long-term debt:
    Banks                                                    666,668
    Related parties                                        2,107,050
  Accounts Payable                                         7,889,405       6,982,751
  Accrued expenses and other current liabilities           1,387,524       1,687,998
  Accrued interest                                           212,823
  Income taxes payable                                     1,020,991        859,241
                                                        ------------   ------------
            Total current liabilities                     23,206,971      9,529,990

LONG-TERM DEBT - Net of current portion:
  Banks                                                     833,331
  Related parties                                           833,872
  Subordinated debentures                                 4,000,000
                                                        ------------   ------------
              Total liabilities                          28,874,174       9,529,990
                                                        ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES
Mandatorily Redeemable Series A Senior Preferred
 Stocks, $.01 par value; 129,450 shares,
 authorized, issued and outstanding with a
 redemption value of $100 per share, plus accrued
 dividends                                                13,782,110
                                                        ------------   ------------

Mandatorily Redeemable Series B Junior Preferred
 Stocks, $.01 par value; 105,914 shares,
 authorized, issued and outstanding with a
 redemption value of $100 per share, plus accrued
 dividends                                               11,276,311
                                                        ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 5,000,000 shares
 authorized; none issued
Common stock, no par value - 50,000,000 shares
 authorized; 10,374,545 shares issued and
 outstanding in 1996, 5,320,000 shares issued
 and outstanding in 1995                                     124,231     51,277,122
Retained Earnings (accumulated deficit)                  (27,186,322)   (25,164,268)
                                                        ------------   ------------

      Total stockholders' equity (deficit)               (27,062,091)    26,112,854
                                                        ------------   ------------

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY                        $ 26,870,504   $ 35,642,844
                                                        ============   ============

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                            WILMAR INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)


                                                    For the Three    For the Three   For the Six       For the Six
                                                    Months Ended     Months Ended    Months Ended      Months Ended
                                                      June 30,          June 28,       June 30,          June 28,
                                                        1995              1996           1995              1996
                                                    -----------       -----------     -----------       -----------
SALES                                               $14,624,974       $21,415,017      28,082,492        40,723,576

COST OF SALES                                        10,090,786        14,861,733      19,302,823        28,234,686
                                                    -----------       -----------     -----------       -----------
             Gross profit                             4,534,188         6,553,284       8,779,669        12,488,890

OPERATING EXPENSES:
   Operating and selling expenses                     2,186,264         3,120,840       4,201,689         6,108,085
   Corporate general and administrative expenses        893,179         1,479,815       1,952,991         2,721,860
                                                    -----------       -----------     -----------       -----------

                                                      3,079,443         4,600,655       6,154,680         8,829,945
                                                    -----------       -----------     -----------       -----------

             Operating income                         1,454,745         1,952,629       2,624,989         3,658,945

INTEREST EXPENSE (INCOME), NET                          304,964           (51,745)        505,933            28,959
                                                    -----------       -----------     -----------       -----------

              Income before income taxes              1,149,781         2,004,374       2,119,056         3,629,986

PROVISION FOR INCOME TAXES (REFUNDS)                    576,596           786,000         521,965(1)      1,452,000
                                                    -----------       -----------     -----------       -----------

              Net income                            $   573,185       $ 1,218,374       1,597,091         2,177,986
                                                    ===========       ===========     ===========       ===========

   Net income per share                                               $      0.11                       $      0.21
                                                                      ===========                       ===========
   Weighted average shares outstanding                                 10,660,956                        10,308,783
                                                                      ===========                       ===========
PRO FORMA DATA
   Income before income taxes                       $ 1,149,781                      $ 2,119,056
   Provision for income taxes                           461,000(2)                       850,000(2)
                                                    -----------                       -----------

   Pro forma net income                                 688,781(2)                      1,269,056(2)
                                                    ===========                       ===========

   Pro forma net income per share                   $      0.09(2)                    $      0.16(2)
                                                    ===========                       ===========

   Weighted average shares outstanding                7,674,793                         8,135,549
                                                    ===========                       ===========

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

                            WILMAR INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF
                 STOCKHOLDERS' EQUITY (DEFICIT) - (Unaudited)

                                                                                      Retained         Total
                                                                                      Earnings       Stockholders'
                                                           Common        Stock      (Accumulated       Equity
                                                           Shares        Amount       Deficit)       (Deficit)
                                                        -----------    -----------   ------------    -----------
BALANCE, DECEMBER 29, 1995                                5,320,000    $   124,231    $(27,186,322)    $27,062,091

   Accretion of Mandatorily Redeemable
      Preferred Stock                                                                    (155,932)         155,932

   Conversion of Series B Preferred Stock                   454,545       5,000,000                      5,000,000

   Issuance of Common Stock - Initial Public Offering     4,600,000      46,152,891                     46,152,891

   Net income                                                                            2,177,986       2,177,986
                                                        -----------     -----------   ------------    -----------
BALANCE, JUNE 28, 1996                                   10,374,545     $51,277,122   $(25,164,268)   $26,112,854
                                                        ===========     ===========   ============    ===========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                            WILMAR INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                                                                           For the Six Months Ended
                                                                                        -------------------------------
                                                                                        June 30, 1995     June 28, 1996
                                                                                        -------------     -------------
OPERATING ACTIVITIES:
  Net Income                                                                            $   1,597,091     $   2,177,986
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                              120,030           235,764
   Deferred income taxes                                                                     (230,000)         (218,000)
   Gain on sale of property and equipment                                                                        (2,036)
   Changes in assets and liabilities, net of effects of acquisition:
    Accounts receivable                                                                    (1,589,330)       (1,296,091)
    Inventory                                                                                (788,291)         (705,592)
    Prepaid expenses and other current assets                                                 147,039          (194,483)
    Other assets                                                                               (5,789)          141,493
    Accounts Payable                                                                          682,092        (1,325,094)
    Accrued expenses and other current liabilities                                            177,306            79,503
    Accrued interest                                                                          185,724          (212,823)
    Income taxes payable                                                                      100,000          (161,750)
                                                                                        ------------       ------------

         Net cash provided by (used in) operating activities                                  395,872        (1,481,123)
                                                                                        ------------       ------------
INVESTING ACTIVITIES:

  Purchase of property and equipment                                                        (170,246)          (306,172)
  Proceeds from sale of property and equipment                                                                    3,000
  Acquisition of businesses, including escrows                                                               (1,570,679)
                                                                                        ------------       ------------

        Net cash used in investing activities                                               (170,246)        (1,873,851)
                                                                                        ------------       ------------
FINANCING ACTIVITIES:
  Net proceeds (repayment) of demand notes payable - Bank                                  1,997,665         (9,922,510)
  Principal payments on long-term debt:
   Banks                                                                                    (396,301)        (1,499,999)
   Related parties                                                                           (50,494)        (2,940,922)
  Issuance of common stock                                                                    55,000
  Repurchase of common stock                                                             (15,117,000)
  Repurchase of Series A Preferred Stock, plus accrued dividends                                            (13,870,928)
  Repurchase of Series B Preferred Stock, plus accrued dividends                                             (6,343,425)
  Proceeds from the issuance (repayment) of subordinated debentures                        4,000,000         (4,000,000)
  Net Proceeds from Issuance of Common Stock - Initial Public Offering                                       46,152,891
  Issuance of Series A Preferred Stock                                                    12,945,000
  Distributions to stockholders                                                           (3,722,710)
                                                                                        ------------       ------------

         Net cash provided by (used in) financing activities                                (288,840)         7,575,107
                                                                                        ------------       ------------

NET (DECREASE) INCREASE IN CASH                                                              (63,214)         4,220,133

CASH, BEGINNING OF PERIOD                                                                     91,117             25,043
                                                                                        ------------       ------------

CASH, END OF PERIOD                                                                     $     27,903       $  4,245,176
                                                                                        ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for:
   Interest                                                                             $    320,847       $    356,325
                                                                                        ============       ============

   Income taxes                                                                         $    651,965       $  1,831,750
                                                                                        ============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accretion of mandatorily redeemable Series A Senior and
    Series B Junior Preferred Stock redemption values                                   $    580,565       $    155,932

  Conversion of Series B Junior Preferred stock into
   454,545 shares of Common Stock                                                       $         --       $  5,000,000


                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                                 WILMAR INDUSTRIES, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
- ------------------------------

The condensed consolidated financial statements include the accounts of Wilmar Industries, Inc. ("Wilmar" or the "Company") and its subsidiary One Source Supply, Inc. from November 17, 1995, the date of its acquisition and its subsidiary Mile High Maintenance Supply, Inc. from May 10, 1996, the date of its acquisition.

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

Note 2 - Accounting Policies
- ----------------------------

          Impairment of Long-Lived Assets - On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this standard had no impact on the company's financial statements.

          Accounting for Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issues SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income in the fiscal year end December 27, 1996 financial statements.

Note 3 - Initial Public Offering
- --------------------------------

On January 24, 1996, the Company completed an initial public offering of 4,600,000 shares of its Common Stock for $11.00 per share resulting in net proceeds (after deducting underwriters' discounts and issuance costs) of $47,058,000.

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

                            WILMAR INDUSTRIES, INC.

Note 3 - Initial Public Offering - Continued
- --------------------------------------------

                                                  As       Pro Forma
                                               Reported   (Unaudited)
                                               ---------  -----------
    Current assets                             $ 23,153      $30,823
    Property and equipment, net                   1,337        1,337
    Other assets                                  2,381        2,133
                                               --------      -------
    Total Assets                               $ 26,871      $34,293
                                               ========      =======

    Current liabilities                        $ 23,207      $10,297
    Long-term debt                                5,667           --
                                               --------      -------
    Total Liabilities                            28,874       10,297

    Mandatorily redeemable preferred stock       25,059           --
    Stockholders' equity                        (27,062)      23,996
                                               --------      -------

    Total liabilities, mandatorily redeemable
    preferred stock and stockholders equity    $ 26,871      $34,293
                                               ========      =======


Note 4 - Acquisitions
- ---------------------

During May 1996, the Company acquired the net assets of Sun Valley Maintenance Supply, Inc. and 100% of the capital stock of Mile High Maintenance Supply, Inc. for a combined purchase price of $1.6 million. Goodwill recorded in connection with these acquisitions totaled $1.2 million, and will be amortized on a straight line basis over 30 years.

Note 5 - Income Taxes
- ---------------------

Prior to February 24, 1995, the Company had elected to be taxed as an S Corporation under provisions of the Internal Revenue Code. As such, current taxable income had been included on the income tax returns of the sole shareholder for federal income tax purposes and no provision had been made for federal income taxes. However, the Company changed its election to be taxed as a C Corporation under the Internal Revenue Code, and in connection with this change in tax reporting, taxes on income are provided based upon Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

Note 6 - Computation of Net Income Per Share and Pro Forma Net Income Per Share
- -------------------------------------------------------------------------------

Net income per share and pro forma net income per share represents net income and pro forma net income (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C Corporation since inception) divided by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period plus the number of shares of Common Stock required to be sold at the assumed initial public offering price to raise sufficient proceeds to redeem the mandatorily redeemable Preferred Stock (including accrued but unpaid dividends thereon). Net income and pro forma net income are not reduced by the provision for accretion of Preferred Stock redemption values of $470,728 for the three months ended June 30, 1995 and $155,932 and $580,565 for the six months ended June 28, 1996 and June 30, 1995, respectively, because the calculation assumes the related Common Stock was outstanding in lieu of the Preferred Stock.

                              WILMAR INDUSTRIES, INC.

Note 6 - Computation of Net Income Per Share and Pro Forma Net Income Per Share
- -------------------------------------------------------------------------------
- - Continued
- -----------


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

Note 7 - Contingencies
- ----------------------

The Company is involved in various legal proceedings in the ordinary course of its business which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

Note 8 - Subsequent Events
- --------------------------

On July 31, 1996, the Company completed a public offering of 3,770,000 shares of common stock closed at a price of $17.875 per share. Of the shares offered, 2,000,000 shares were sold by the Company and 1,770,000 were sold by selling shareholders. The Company received net proceeds (after deducting underwriters' discounts and issuance costs) of $35,970,000. In connection with the offering, the Company granted the underwriters an option, exercisable not later than August 29, 1996, to purchase an additional 565,500 shares of common stock at the price to the public, less underwriters discounts and commissions.

On July 8, 1996, the Company acquired 100% of the capital stock of HMA Enterprises Inc. ("HMA"), a distributor of repair and maintenance supplies, based in Houston, Texas, for a cash payment of $6.0 million and $1.6 million in the Company's stock, plus contingent consideration to the owners based on the future performance of HMA.

                            WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six  Months Ended June 28, 1996 Compared to Six  Months Ended June 30, 1995

Net Sales. Net sales increased by $12.6 million, or 45.0%, to $40.7 million for the six months ended June 28, 1996 from $28.1 million for the corresponding period in 1995. Of this increase, 33.8% was attributable to higher sales volumes shipped from distribution centers open for all of both periods, and the balance was attributable to the two distribution centers (Columbus and Seattle) opened between August 1, 1995 and December 29, 1995 and the acquisitions of One Source Supply Inc. ("One Source"), Mile High Maintenance Supply, Inc. ("Mile High") and the assets of Sun Valley Maintenance Supply , Inc. ("Sun Valley") which occurred on November 17, 1995, May 10, 1996 and May 28, 1996, respectively. The higher net sales from distribution centers open during all of both periods resulted primarily from the increased experience of the Company's direct sales and telesales forces and increased sales to national accounts. The Company's sales force at the end of the second quarter of 1996 was 89, an increase of 34 when compared with the corresponding quarter of 1995. Price increases during both periods were modest and made only on selected items. During the six months ended June 28, 1996, Wilmar generated approximately $905,000 in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 30.7% for the six months ended June 28, 1996 compared to 31.3% for the corresponding period in 1995. This decrease in the gross margin resulted from increased delivery expenses associated with "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery) to new markets, higher relative occupancy costs relating to the operation of two immature, less efficient distribution centers opened after June of 1995 (Columbus and Seattle) and a decrease in vendor allowances and discounts when compared with the first six months of 1995.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with opening and operating a distribution center as well as selling expenses and commissions. The Company expenses all distribution center pre-opening costs when incurred. Operating and selling expenses increased by $1.9 million, or 45.4%, to $6.1 million for the six months ended June 28, 1996 from $4.2 million for the corresponding period in 1995. As a percentage of net sales, these expenses represented 15.0% for the six months ended June 28, 1996 and June 30, 1995. The relative increase resulted primarily from increased commissions related to higher sales volumes, higher relative costs associated with the distribution centers opened after the first quarter of 1995, the distribution centers acquired from One Source (Miami), Mile High (Denver), and Sun Valley (Las Vegas) and an expanded sales force and higher operating costs associated with increased sales volumes at the other distribution centers.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $769,000, or 39.4%, to $2.7 million for the six months ended June 28, 1996 from $2.0 million for the corresponding period in 1995 primarily as a result of the increased staffing required to manage a larger volume of business. During the six months of 1995, the Company incurred $207,000 in expenses related to the 1995 Recapitalization. Excluding the expenses associated with the 1995 Recapitalization, corporate general and administrative expenses as a percentage of net sales were 6.7% for the six months ended June 28, 1996 compared to 6.2% for the corresponding period in 1995.

Operating Income. Operating income increased by $1.0 million, or 39.4%, to $3.6 million for the six months ended June 28, 1996 from $2.6 million for the corresponding period in 1995. As a percentage of net sales, operating income was 9.0% for the six months ended June 28, 1996 compared to 9.3% for the corresponding period in 1995. Excluding the one-time expenses associated with the 1995 Recapitalization, operating income would have increased by $827,000, or 29.2% from the six months of 1995 to the first six months of 1996. As a percentage of net sales, operating income (excluding the 1995 Recapitalization expenses) would have been 10.1% for the six months in 1995 compared to 9.0% for the first six months of 1996.

Interest Expense (Income), Net. Net interest expense decreased by $477,000 to $29,000 for the six months ended June 28, 1996 from $506,000 for the corresponding period in 1995 as a result of the reduction in debt made from the proceeds of the initial public offering.

                            WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended June 28, 1996 Compared to Three Months Ended June 30, 1995

Net Sales. Net sales increased by $6.8 million, or 46.4%, to $21.4 million for the quarter ended June 28, 1996 from $14.6 million for the corresponding quarter in 1995. Of this increase, 31.0% was attributable to higher sales volumes shipped from distribution centers open for all of both periods, and the balance was attributable to the two distribution centers (Columbus and Seattle) opened between August 1, 1995 and December 29, 1995 and the acquisitions of One Source Supply, Inc., ("One Source"), Mile High Maintenance Supply, Inc. ("Mile High") and the assets of Sun Valley Maintenance Supply, Inc. ("Sun Valley") which occurred on November 17, 1995, May 10, 1996 and May 28, 1996 respectively. The higher net sales from distribution centers open during all of both periods resulted primarily from the increased experience of the Company's direct sales and telesales forces and increased sales to national accounts. Price increases during both quarters were modest and made only on selected items. During the quarter ended June 28, 1996, Wilmar generated approximately $469,000 in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 30.6% for the quarter ended June 28, 1996 compared to 31.0% for the corresponding quarter in 1995. This decrease in the gross margin resulted from increased delivery expenses associated with "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery) to new markets, higher relative occupancy costs relating to the operation of two immature, less efficient distribution centers opened after the first quarter of 1995 (Columbus and Seattle).

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with opening and operating a distribution center as well as selling expenses and commissions. The Company expenses all distribution center pre-opening costs when incurred. Operating and selling expenses increased by $935,000, or 42.7%, to $3.1 million for the quarter ended June 28, 1996 from $2.2 million for the corresponding quarter in 1995. As a percentage of net sales, these expenses represented 14.6% for the quarter ended June 28, 1996 compared to 15.0% for the corresponding quarter in 1995. The relative increase resulted primarily from increased commissions related to higher sales volumes, costs associated with the distribution centers opened after the first quarter of 1995, the distribution centers acquired from One Source (Miami), Mile High (Denver) , and Sun Valley (Las Vegas) and an expanded sales force and higher operating costs associated with increased sales volumes at the other distribution centers.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $587,000, or 65.7%, to $1.5 million for the quarter ended June 28, 1996 from $893,000 for the corresponding quarter in 1995, primarily as a result of the increased staffing required to manage a larger volume of business. Corporate general and administrative expenses as a percentage of net sales were 6.9% for the quarter ended June 28, 1996 compared to 6.1% for the corresponding quarter in 1995.

Operating Income. Operating income increased by $498,000, or 34.2%, to $2.0 million for the quarter ended June 28, 1996 from $1.5 million for the corresponding quarter in 1995. As a percentage of net sales, operating income was 9.1% for the quarter ended June 28, 1996 compared to 9.9% for the corresponding quarter in 1995.

Interest Expense (Income), Net. Net interest expense decreased by $357,000 to $52,000 of net interest income for the quarter ended June 28, 1996 from $305,000 of net interest expense for the corresponding quarter in 1995 as a result of a reduction in debt and an increase in cash and investments made from the proceeds of the initial public offering.

                            WILMAR INDUSTRIES, INC.


Liquidity and Capital Resources


Historically, Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank line of credit to support increases in accounts receivable and inventory, net of accounts payable.

During the month of January 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock for $11.00 per share resulting in net proceeds (after deducting underwriters' discounts and issuance costs) of $47,058,000.

During July 1996, the Company completed a secondary public offering of 3,770,000 shares of common stock (of which the Company issued 2,000,000 shares) for $17.875 per share resulting in net proceeds to the Company (after deducting underwriters' discounts and issuance costs) of $35,970,000.

Cash used in operating activities was $1.5 million during the six months ended June 28, 1996 compared to $396,000 of cash provided by operating activities during the corresponding period in 1995. Cash used in operating activities during the six months ended June 28, 1996 consisted of $2.2 million of net income before depreciation and amortization and other non-cash charges, offset by $3.7 million of changes in operating assets and liabilities primarily resulting from a $1.3 million decrease in accounts payable and increases in the Company's accounts receivable and inventory of $2.0 million, consistent with its higher volume of business.

Cash used in investing activities during the six months ended June 28, 1996 was $1.9 million, related to the acquisitions of Mile High and Sun Valley and the purchase of property and equipment compared to $170,000 for the corresponding period in 1995. Cash provided by financing activities during the first quarter of 1996 was $7.6 million, consisting primarily of the net proceeds of an initial public offering less the repayment of all debt and the redemption of the outstanding preferred stock.

Capital expenditures were $306,000 for the six months ended June 28, 1996 compared to $170,000 for the corresponding period in 1995. The Company expects to spend approximately $150,000 on capital expenditures in the remaining two quarters of fiscal 1996 primarily for office, computer and distribution center equipment. Additionally, the Company expects to spend approximately $500,000 in the third quarter to equip its new Philadelphia distribution center in connection with a lease agreement entered into on April 29, 1996. Historically, capital expenditures have been primarily for similar items, except for 1994 when the Company made additional capital expenditures related to the relocation of its headquarters to its present Moorestown, New Jersey location. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the proceeds of the public offering, term debt or capital leases.

Wilmar's credit facility consists of a $10.0 million unsecured bank line of credit. This line of credit had a zero balance as of June 28, 1996, having been repaid with a portion of the proceeds of the initial public offering. In March 1996, the Company replaced its existing secured bank line of credit with the $10.0 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate and expires March 1997.

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

                            WILMAR INDUSTRIES, INC.



PART II -- OTHER INFORMATION



Item 1.  Legal Proceedings

      Not applicable.


Item 2.  Changes in Securities

      Not applicable.


Item 3.   Defaults Upon Senior Securities

      Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

      Not applicable.


Item 5.   Other Information

      Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          ----------

           11.1  Computation of Earnings Per Share

           27.1   Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          The Company did not file a report on Form 8-K during the quarter ended June 28, 1996.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WILMAR INDUSTRIES, INC.



                                 By: /s/ Michael T. Toomey
                                    --------------------------
                                         Michael T. Toomey
                                         Chief Financial Officer and Treasurer
                                         (Duly authorized officer
                                         and principal financial officer)


Date:   August 11, 1996