Form 10-Q
period 1996-09-29
WILMAR INDUSTRIES INC
filed 1996-11-12
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1996

                                      OR


            (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                         Commission File No.  0-27424
                                             ---------



                            WILMAR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


          New Jersey                                   22-2232386
     ----------------------                        -----------------
     (State of incorporation or                    (I.R.S. Employer
      organization)                                 Identification No.)


     303 Harper Drive
     Moorestown, New Jersey                             08057
     ----------------------                       -------------------
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


     Yes    X   *     No _______
          --------


     The number of shares of the registrant's common stock, no par value, outstanding as of October 31, 1996 was 13,004,025.

* Registrant has filed all reports required to be filed by Section 13 or 15(d) but has only been subject to filing requirements since January 23, 1996.

PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            WILMAR INDUSTRIES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

                                                                                  DECEMBER 29,       SEPTEMBER 27,
                                                                                      1995                1996
                                                                                 --------------     ---------------
ASSETS
CURRENT ASSETS
         Cash and Cash Equivalents                                               $      25,043      $   37,924,428
         Cash - Restricted                                                             200,000             707,579
         Cash - Investments                                                                              4,122,641
         Accounts Receivable - trade, net of allowance for doubtful accounts
          of $236,700 in 1995 and $754,800 in 1996.                                  9,575,307          17,064,995
         Inventory                                                                  12,699,376          17,319,432
         Prepaid expenses and other current assets                                     244,798             549,083
         Deferred income taxes                                                         408,000             742,000
                                                                                  -------------       -------------
                 Total current assets                                               23,152,524          78,430,158

PROPERTY AND EQUIPMENT, Net                                                          1,337,308           2,408,969

OTHER ASSETS                                                                         2,380,672           6,294,101
                                                                                  -------------      --------------
TOTAL ASSETS                                                                     $  26,870,504      $   87,133,228
                                                                                  =============      ==============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            WILMAR INDUSTRIES, INC.

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   DECEMBER 29,            SEPTEMBER 27,
                                                                                       1995                    1996
                                                                                  --------------          ---------------

CURRENT LIABILITIES

         Demand notes payable - bank                                                $ 9,922,510             $    36,100
         Current portion of long-term debt:
           Banks                                                                        666,668                  78,547
           Related parties                                                            2,107,050
           Capital leases                                                                                        73,888
         Accounts Payable                                                             7,889,405              10,232,146
         Accrued expenses and other current liabilities                               1,387,524               2,648,768
         Accrued interest                                                               212,823
         Income taxes payable                                                         1,020,991               1,241,610
                                                                                  --------------           -------------
                   Total current liabilities                                         23,206,971              14,311,059

LONG-TERM DEBT - Net of current portion:
         Banks                                                                          833,331                  78,609
         Related parties                                                                833,872
         Capital leases                                                                                          72,174
         Subordinated debentures                                                      4,000,000
                                                                                  --------------           -------------
                     Total liabilities                                               28,874,174              14,461,842
                                                                                  --------------           -------------
COMMITMENTS AND CONTINGENT LIABILITIES
Mandatorily Redeemable Series A Senior Preferred Stocks, $.01 par value;
  129,450 shares, authorized, issued and outstanding with a  redemption
  value of $100 per share, plus accrued dividends                                    13,782,110
                                                                                  --------------           -------------
Mandatorily Redeemable Series B Junior Preferred Stocks, $.01 par value;
  105,914 shares, authorized, issued and outstanding with a  redemption
  value of $100 per share, plus accrued dividends                                    11,276,311
                                                                                  --------------           -------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
         13,004,025 shares issued and outstanding in 1996,
         5,320,000 shares issued and outstanding in 1995                                124,231              95,978,776
Retained Earnings (accumulated deficit)                                             (27,186,322)            (23,307,390)
                                                                                  --------------           -------------
             Total stockholders' equity (deficit)                                   (27,062,091)             72,671,386
                                                                                  --------------           -------------
TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY                                                 $  26,870,504           $  87,133,228
                                                                                  ==============           =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

                            WILMAR INDUSTRIES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

                                                      For the Three       For the Three       For the Nine       For the Nine
                                                      Months Ended        Months Ended        Months Ended       Months Ended
                                                      September 29,       September 27,       September 29,       September 27,
                                                          1995                1996                1995               1996
                                                     ---------------     --------------      ---------------    ---------------

SALES                                                $  16,381,442       $   30,711,875       $  44,463,934      $  71,435,451

COST OF SALES                                           11,274,284           21,994,223          30,577,107         50,228,909
                                                     --------------      ---------------      --------------     --------------
             Gross profit                                5,107,158            8,717,652          13,886,827         21,206,542

OPERATING EXPENSES:

    Operating and selling expenses                       2,373,478            3,977,333           6,575,167         10,085,418

    Corporate general and administrative expenses          894,958            1,966,548           2,847,949          4,688,408
                                                     --------------      ---------------      --------------     --------------

                                                         3,268,436            5,943,881           9,423,116         14,773,826
                                                     --------------      ---------------      --------------     --------------

             Operating income                            1,838,722            2,773,771           4,463,711          6,432,716

INTEREST EXPENSE (INCOME), NET                             303,007             (182,107)            808,940           (153,148)
                                                     --------------      ---------------      --------------     --------------
             Income before income taxes                  1,535,715            2,955,878           3,654,771          6,585,864

PROVISION FOR INCOME TAXES (REFUNDS)                       766,383            1,099,000           1,288,348 (1)      2,551,000
                                                     --------------      ---------------      --------------     --------------
             Net income                                $   769,332          $  1,856,878        $  2,366,423       $  4,034,864
                                                     ==============      ===============      ==============     ==============

    Net income per share                                                     $     0.15                                  $0.37
                                                                         ===============                         ==============
    Weighted average shares outstanding                                      12,293,141                             10,980,406
                                                                         ===============                         ==============
PRO FORMA DATA
         Income before income taxes                    $  1,535,715                            $  3,654,771
         Provision for income taxes                         615,000 (2)                           1,465,000
                                                     ---------------                          --------------
         Pro forma net income                               920,715 (2)                           2,189,771 (2)
                                                     ===============                          ==============
         Pro forma net income per share                       $0.12 (2)                        $       0.27 (2)
                                                     ===============                          ==============
         Weighted average shares outstanding              7,717,585                               7,996,229
                                                     ===============                          ==============

                            WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -(Unaudited)

                                                                                                 Retained              Total
                                                                                                 Earnings           Stockholders'
                                                             Common           Stock           (Accumulated             Equity
                                                             Shares           Amount             Deficit)             (Deficit)
                                                          ------------     -----------      ----------------     -----------------

BALANCE, DECEMBER 29, 1995                                  5,320,000        $124,231          $(27,186,322)         $(27,062,091)

   Accretion of Mandatorily Redeemable
      Preferred Stock                                                                              (155,932)             (155,932)

   Conversion of Series B Preferred Stock                     454,545        5,000,000                                  5,000,000

   Issuance of Common Stock - Initial Public Offering       4,600,000       46,152,891                                 46,152,891

   Issuance of Common Stock - HMA Acquisition                  63,980        1,522,000                                  1,522,000

   Issuance of Common Stock - Secondary Offering            2,565,500       43,179,654                                 43,179,654

   Net income                                                                                     4,034,864             4,034,864
                                                          ------------    -------------       --------------         -------------
BALANCE, SEPTEMBER 27, 1996                                13,004,025     $ 95,978,776         $(23,307,390)          $72,671,386
                                                          ============    =============       ==============         =============

                            WILMAR INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                                                                       For the Nine Months Ended
                                                                               ---------------------------------------

                                                                               September 29, 1995   September 27, 1996
                                                                               ------------------   ------------------
OPERATING ACTIVITIES :
 Net Income                                                                    $       2,366,423    $       4,034,864
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                          215,989              457,529
  Deferred income taxes                                                                 (340,000)            (209,000)
  Gain on disposition of property and equipment                                                                  (237)
  Changes in assets and liabilities, net of effects of acquisition:
   Accounts receivable                                                                (3,022,083)          (3,744,841)
   Inventory                                                                          (1,983,802)            (773,584)
   Prepaid expenses and other current assets                                             (69,019)            (105,980)
   Other assets                                                                          (24,257)             123,982
   Accounts Payable                                                                    2,316,500           (2,087,849)
   Accrued expenses and other current liabilities                                        177,380              592,339
   Accrued interest                                                                      152,533             (212,823)
   Income taxes payable                                                                  617,994              220,619
                                                                               ------------------   ------------------

     Net cash provided by (used in) operating activities                                 407,658           (1,704,981)
                                                                               ------------------   ------------------

INVESTING ACTIVITIES :

 Purchase of property and equipment                                                     (331,512)            (976,731)
 Proceeds from sale of property and equipment                                                                   3,750
 Purchase of short-term investments                                                                        (4,122,641)
 Acquisition of businesses, including escrows                                                              (6,090,682)
                                                                               ------------------   ------------------

     Net cash used in investing activities                                              (331,512)         (11,186,304)
                                                                               ------------------   ------------------

FINANCING ACTIVITIES :
 Net proceeds (repayment) of demand notes payable - Bank                               5,854,386           (9,922,510)
 Proceeds of long-term debt - bank                                                     2,000,000
 Principal payments on long-term debt :
  Banks                                                                               (6,076,968)          (1,517,564)
  Related parties                                                                        (76,217)          (2,940,922)
  Capital leases                                                                                              (12,132)
 Proceeds from long-term Capital leases                                                                        65,606
 Issuance of common stock                                                                 55,000
 Repurchase of common stock                                                                               (15,117,000)
 Repurchase of Series A Preferred Stock, plus accrued dividends                                           (13,870,928)
 Repurchase of Series B Preferred Stock. plus accrued dividends                       (6,343,425)
 Proceeds from the issuance (repayment) of subordinated debentures                     4,000,000           (4,000,000)
 Net Proceeds from Issuance of Common Stock - Initial Public Offering                                      46,152,891
 Net Proceeds from Issuance of Common Stock - Secondary Public Offering                                    43,179,654
 Issuance of Series A Preferred Stock                                                 12,945,000
 Distributions to stockholders                                                        (3,722,710)
                                                                               ------------------   ------------------

     Net cash provided by (used in) financing activities                                (138,509)          50,790,670
                                                                               ------------------   ------------------

NET (DECREASE) INCREASE IN CASH                                                          (62,363)          37,899,385

CASH, BEGINNING OF PERIOD                                                                 91,117               25,043
                                                                               ------------------   ------------------
CASH, END OF PERIOD                                                            $          28,754    $      37,924,428
                                                                               ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the period for :
  Interest                                                                     $         657,048    $         384,081
                                                                               ==================   ==================

  Income taxes                                                                 $         670,354    $       2,449,352
                                                                               ==================   ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accretion of mandatorily redeemable Series A Senior and
   Series B Junior Preferred Stock redemption values                           $       1,051,293    $         155,932

  Distribution of mandatorily redeemable Series B Junior
   Preferred Stock to stockholder                                              $      10,591,400    $

  Conversion of Series B Junior Preferred stock into
   454,545 shares of Common Stock                                              $        --          $       5,000,000

  Issuance of Common Stock in connection with the purchase
   of HMA Enterprises,Inc.                                                     $        --          $       1,522,000

                            WILMAR INDUSTRIES, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The condensed consolidated financial statements include the accounts of Wilmar Industries, Inc. ("Wilmar" or the "Company") and its subsidiaries One Source Supply, Inc. from November 17, 1995, the date of its acquisition, Mile High Maintenance Supply, Inc. from May 10, 1996, the date of its acquisition, and HMA Enterprises, Inc. from July 8, 1996, the date of its acquisition.

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

NOTE 2 - ACCOUNTING POLICIES
----------------------------

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

     Accounting for Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income in the fiscal year end December 27, 1996 financial statements.

NOTE 3 - PUBLIC OFFERINGS
-------------------------

INITIAL PUBLIC OFFERING

On January 24, 1996, the Company completed an initial public offering of 4,600,000 shares of its Common Stock for $11.00 per share resulting in net proceeds (after deducting underwriters' discounts and issuance costs) of $47,058,000.

The proceeds of the offering were used as follows:

     Redemption of Preferred Stock and accumulated dividends    $20,188,000
     Repayment of bank debt and interest                         12,987,000
     Repayment of Subordinated Debentures and interest            4,037,000
     Repayment of notes payable and interest                      2,967,000
     Working capital and IPO costs                                6,879,000
                                                                ------------
                                                                $47,058,000
                                                                ============

                            WILMAR INDUSTRIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Prior to the offering, $5,000,000 of the Mandatorily Redeemable Series B Junior Preferred Stock was converted into $5,000,000 of Series B Junior Preferred Stock with conversion rights. Upon consummation of the offering, $5,000,000 of the Series B Junior Preferred Stock with conversion rights was converted into 454,545 shares of Common Stock.

SECONDARY PUBLIC OFFERING

On July 31, 1996, the Company completed a public offering of 4,335,500 shares of its Common Stock at a price of $17.875 per share. Of the shares offered, 2,565,500 shares were sold by the Company and 1,770,000 were sold by selling shareholders. The Company received net proceeds (after deducting underwriters' discounts and issuance costs) of $43,575,000.

The proceeds of the offering were used as follows:

          Repayment of bank debt and interest     $ 2,012,000
          Working capital and offering expenses    41,563,000
                                                  -----------
                                                  $43,575,000
                                                  ===========

The pro forma effects of the above transactions for the related balance sheet accounts are summarized below. Pro forma balance sheet information is presented as though the transactions occurred on December 29, 1995 (in 000's):

                                                                  PRO FORMA
                                                 AS REPORTED      (UNAUDITED)
                                                 -----------      -----------


          Current assets                            $ 23,153       $74,398
          Property and equipment, net                  1,337         1,337
          Other assets                                 2,381         2,133
                                                    --------       -------
          Total Assets                              $ 26,871       $77,868
                                                    ========       =======

          Current liabilities                       $ 23,207       $10,297
          Long-term debt                               5,667           ---
                                                    --------       -------
          Total Liabilities                         $ 28,874       $10,297

          Mandatorily redeemable preferred stock    $ 25,059           ---
          Stockholders' equity                       (27,062)      $67,571
                                                    --------       -------

          Total liabilities, mandatorily redeemable
          preferred stock and stockholders equity   $ 26,871       $77,868
                                                    ========       =======

NOTE 4 - ACQUISITION
--------------------

On July 8, 1996, the Company acquired 100% of the capital stock of HMA Enterprises Inc. ("HMA"), a distributor of repair and maintenance supplies, based in Houston, Texas, for a cash payment of $6.0 million and $1.6 million in common stock of the Company, subject to adjustments based upon the final closing balance sheet, plus contingent consideration to the owners based on the future performance of HMA. Goodwill recorded in connection with this

                            WILMAR INDUSTRIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


acquisition totaled $1.7 million, and will be amortized on a straight line basis over 30 years.

NOTE 5 - INCOME TAXES
------------------------

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

NOTE 6 - COMPUTATION OF NET INCOME PER SHARE AND PRO FORMA NET INCOME PER SHARE
-------------------------------------------------------------------------------

Net income per share and pro forma net income per share represents net income and pro forma net income (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C Corporation since inception) divided by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period plus the number of shares of Common Stock required to be sold at the assumed initial public offering price to raise sufficient proceeds to redeem the mandatorily redeemable Preferred Stock (including accrued but unpaid dividends thereon). Net income and pro forma net income are not reduced by the provision for accretion of Preferred Stock redemption values of $470,728 for the three months ended September 29, 1995 and $155,932 and $1,051,293 for the nine months ended September 27, 1996 and September 29, 1995, respectively, because the calculation assumes the related Common Stock was outstanding in lieu of the Preferred Stock.

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

NOTE 7 - CONTINGENCIES
----------------------

The Company is involved in various legal proceedings in the ordinary course of its business which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

On November 11, 1996, the Company acquired, for approximately $2.6 million, the assets of Aaron Distributing, Inc. ("Aaron") and an entity affiliated with Aaron, suppliers of repair and maintenance products and HVAC products to multi-unit apartment complexes and HVAC contractors in the Dallas-Fort Worth market. Approximately $1,000,000 of the purchase price was paid in common stock of the Company and the balance was paid in cash. Also on November 11, 1996, the Company sold the HVAC business acquired from Aaron to a third party for approximately $250,000.

                            WILMAR INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 1995

Net Sales. Net sales increased by $26.9 million, or 60.7%, to $71.4 million for the nine months ended September 27, 1996 from $44.5 million for the corresponding period in 1995. This increase was primarily attributable to the acquisitions of One Source Supply Inc. ("One Source"), Mile High Maintenance Supply, Inc. ("Mile High"), HMA Enterprises, Inc. ("HMA"), and the assets of Sun Valley Maintenance Supply , Inc. ("Sun Valley") which occurred on November 17, 1995, May 10, 1996, July 8, 1996, and May 28, 1996, respectively. In addition, the maturation of the existing sales force, the two distribution centers (Columbus and Seattle) opened between August 1, 1995 and December 29, 1995 and a substantial investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery), also contributed significantly to the Company's growth. The Company's sales force at the end of the third quarter of 1996 was 113, an increase of 49 when compared with the corresponding quarter of 1995. Sales attributable to the existing sales force (salesman employed for all of both periods) increased 21%. The Company's telesales effort and increased sales
to national accounts also contributed to the growth.   Price increases during
both periods were modest and made only on selected items. During the nine months ended September 27, 1996, Wilmar generated approximately $1.4 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 29.7% for the nine months ended September 27, 1996 compared to 31.2% for the corresponding period in 1995. This planned decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market as well as a higher volume of less profitable HVAC sales. Increased delivery expenses associated with "line-hauling" to new markets, higher relative occupancy costs relating to the operation of two immature, less efficient distribution centers opened after July of 1995 (Columbus and Seattle) and a decrease in vendor allowances and discounts also contributed to the decrease in gross margin when compared with the first nine months of 1995.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with opening and operating a distribution center as well as selling expenses and commissions. The Company expenses all distribution center pre-opening costs when incurred. Operating and selling expenses increased by $3.5 million, or 53.4% , to $10.1 million for the nine months ended September 27, 1996 from $6.6 million for the corresponding period in 1995. As a percentage of net sales, these expenses represented 14.1% for the nine months ended September 27, 1996 compared to 14.8% for the corresponding period in 1995. The decrease resulted primarily from the acquisition of HMA which operates three mature distribution centers and employs a mature sales force. Historically, the Company's operating and selling expenses as a percentage of sales have been higher than HMA's due to the Company's investment in new distribution centers as well as the rapid expansion of the sales force.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $1.9 million, or 64.6%, to $4.7 million for the nine months ended September 27, 1996 from $2.8 million for the corresponding period in 1995 primarily as a result of the increased staffing required to manage a larger volume of business. During the first nine months of 1995, the Company incurred $207,000 in expenses related to the 1995 Recapitalization. Excluding the expenses associated with the 1995 Recapitalization, corporate general and administrative expenses as a percentage of net sales were 6.6% for the nine months ended September 27, 1996 compared to 5.9% for the corresponding period in 1995.

                                 WILMAR INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 1995

Operating Income. Operating income increased by $1.9 million , or 44.1%, to $6.4 million for the nine months ended September 27, 1996 from $4.5 million for the corresponding period in 1995. As a percentage of net sales, operating income was 9.0% for the nine months ended September 27, 1996 compared to 10.0% for the corresponding period in 1995. Excluding the one-time expenses associated with the 1995 Recapitalization, operating income would have increased by $1.7 million, or 37.7% for the nine months ended September 27, 1996. As a percentage of net sales, operating income (excluding the 1995 Recapitalization expenses) would have been 10.5% for the first nine months of 1995 compared to 9.0% for the first nine months of 1996.

Interest Expense (Income), Net. Net interest expense decreased by $962,000 to $153,000 net interest income for the nine months ended September 27, 1996 from $809,000 of net interest expenses for the corresponding period in 1995 as a result of the reduction in debt made from the proceeds of the initial public offering.

THREE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1995

Net Sales. Net sales increased by $14.3 million, or 87.5%, to $30.7 million for the quarter ended September 27, 1996 from $16.4 million for the corresponding quarter in 1995, The increase was primarily attributable to the acquisitions of One Source, Mile High, HMA, and the assets of Sun Valley, which occurred on November 17, 1995, May 10, 1996, July 8, 1996, and May 28, 1996 respectively.
In addition, the maturation of the existing sales force, the two distribution centers (Columbus and Seattle) opened between August 1, 1995 and December 29, 1995 and a substantial investment in "line-hauling", also contributed significantly to the Company's growth. Sales attributable to the existing sales force (salesman employed for all of both periods) increased 18%. The Company's telesales effort and increased sales to national accounts also contributed to the growth. Price increases during both quarters were modest and made only on selected items. During the quarter ended September 27, 1996, Wilmar generated approximately $521,000 in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit.  Cost of sales includes merchandise, freight, distribution center
occupancy and delivery costs.   As a percentage of net sales, gross profit was
28.4% for the quarter ended September 27, 1996 compared to 31.2% for the corresponding quarter in 1995. This planned decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market as well as a higher volume of less profitable HVAC sales. Increased delivery expenses associated with "line-hauling" to new markets, higher relative occupancy costs relating to the operation of two immature, less efficient distribution centers opened after the first quarter of 1995 (Columbus and Seattle) also contributed to the decrease in gross margin.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with opening and operating a distribution center as well as selling expenses and commissions. The Company expenses all distribution center pre-opening costs when incurred. Operating and selling expenses increased by $1.6 million, or 67.6%, to $4.0 million for the quarter ended September 27, 1996 from $2.4 million for the corresponding quarter in 1995. As a percentage of net sales, these expenses represented 13.0% for the quarter ended September 27, 1996 compared to 14.5% for the corresponding quarter in 1995. The decrease resulted primarily from the acquisition of HMA which operates three mature distribution centers and employs a mature sales force. Historically, the Company's operating and selling expenses as a percentage of sales have been higher than HMA's due to the Company's investment in new distribution centers as well as the rapid expansion of the sales force.

                            WILMAR INDUSTRIES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $1.1 million, or 119.7%, to $2.0 million for the quarter ended September 27, 1996 from $895,000 for the corresponding quarter in 1995, primarily as a result of the increased staffing required to manage a larger volume of business, as well as first time public company expenses and approximately $40,000 of expenses incurred in connection with the Mile High assimilation. Corporate general and administrative expenses as a percentage of net sales were 6.4% for the quarter ended September 27, 1996 compared to 5.5% for the corresponding quarter in 1995.

Operating Income. Operating income increased by $935,000, or 50.9% to $2.8 million for the quarter ended September 27, 1996 from $1.8 million for the corresponding quarter in 1995. As a percentage of net sales, operating income was 9.0% for the quarter ended September 27, 1996 compared to 11.2% for the corresponding quarter in 1995.

Interest Expense (Income), Net. Net interest expense decreased by $485,000 to $182,000 of net interest income for the quarter ended September 27, 1996 from $303,000 of net interest expense for the corresponding quarter in 1995 as a result of a reduction in debt and an increase in cash and investments made from the proceeds of the initial public offering.


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

During July 1996, the Company completed a secondary public offering of 4,335,500 shares of common stock (of which the Company issued 2,565,500 shares) for $17.875 per share resulting in net proceeds to the Company (after deducting underwriters' discounts and issuance costs) of $43,575,000.

Cash used in operating activities was $1.7 million during the nine months ended September 27, 1996 compared to $408,000 of cash provided by operating activities during the corresponding period in 1995. Cash used in operating activities during the nine months ended September 27, 1996 consisted of $4.0 million of net income before adding back depreciation and amortization and other non-cash charges, offset by $6.0 million of changes in operating assets and liabilities primarily resulting from a $2.1 million decrease in accounts payable and increases in the Company's accounts receivable and inventory of $4.5 million, consistent with its higher volume of business.

Cash used in investing activities during the nine months ended September 27, 1996 was $11.3 million, consisting of $6.2 million related to the acquisitions of Mile High, HMA, and Sun Valley, $4.1 million for the purchase of short-term investments, and $977,000 for the purchase of property and equipment. Cash provided by financing activities during the first quarter of 1996 was $50.8 million, consisting primarily of the net proceeds of two public offerings less the repayment of all debt and the redemption of the outstanding preferred stock.

Capital expenditures were $977,000 for the nine months ended September 27, 1996 compared to $332,000 for the corresponding period in 1995. The Company spent approximately $500,000 in the third quarter to equip its new

                            WILMAR INDUSTRIES, INC.


Philadelphia distribution center. Historically, capital expenditures have been primarily for office, computer and distribution center equipment, except for 1994 when the Company made additional capital expenditures related to the relocation of its headquarters to its present Moorestown, New Jersey location. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the proceeds of the public offering, term debt or capital leases.

Wilmar's credit facility consists of a $10.0 million unsecured bank line of credit. This line of credit had a zero balance as of September 27, 1996, having been repaid with a portion of the proceeds of both public offerings. In March 1996, the Company replaced its existing secured bank line of credit with the $10.0 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate and expires March 1997.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


ITEM 5.   OTHER INFORMATION

      Not applicable.

                            WILMAR INDUSTRIES, INC.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
           --------

      10.1+ Stock Purchase Agreement dated June 28, 1996, among the Company, Jerry Mendelson, Brian Mendelson, Ellis Atkinson, the HMA Enterprises, Inc. Employee Stock Ownership Trust, and the Mendelson Charitable Remainder Trust.

      10.2+ Registration Rights Agreement dated June 30, 1996, among the Company, Jerry Mendelson, Brian Mendelson, Ellis Atkinson, and the Mendelson Charitable Remainder Trust.

      11.1*    Computation of Earnings Per Share

      27.1*    Financial Data Schedule

___________________
*  Filed herewith
+ Incorporated by reference to the Company's Current Report on Form 8-K, dated July 8, 1996


   (b) Reports on Form 8-K
       -------------------

   The Company filed a Current Report on Form 8-K dated July 8, 1996, reporting the Company's acquisition of HMA Enterprises, Inc.

   On August 30, 1996, the Company filed Amendment No. 1 to the Current Report on Form 8-K, and included consolidated financial statements of HMA Enterprises, Inc., and its subsidiaries, as well as pro forma financial statement information reflecting the effect of the acquisition.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WILMAR INDUSTRIES, INC.



                                    BY:  /s/ Michael T. Toomey
                                       ----------------------------------------
                                         Michael T. Toomey
                                         Chief Financial Officer and Treasurer
                                         (Duly authorized officer and
                                            principal financial officer)


Date:   November 12, 1996