Form 10-K
period 1996-12-27
WILMAR INDUSTRIES INC
filed 1997-03-27
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange
       Act of
     1934 No Fee Required for the fiscal year ended December 27, 1996 or

[_]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of
     1934 No Fee Required for the transition period from ________ to ________

                        COMMISSION FILE NUMBER 0-27424
                                               -------


                            WILMAR INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



     New Jersey                                           22-2232386
------------------------                     ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   303 Harper Drive                                         08057
  Moorestown, New Jersey                                 ----------
------------------------------------------               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (609)439-1222
                                                           -------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
   Common Stock, without par value          Nasdaq National Market
--------------------------------------   --------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                 -------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [_]

As of March 3, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $166,127,151. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

As of March 3, 1997, there were 13,048,371 shares of the registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

As stated in Part III of this annual report on Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

                            WILMAR INDUSTRIES, INC.

                            FORM 10-K ANNUAL REPORT
                    For Fiscal Year Ended December 27, 1996

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.     Business.......................................................... 1

Item 2.     Properties........................................................ 4

Item 3.     Legal proceedings................................................. 5

Item 4.     Submission of Matters to a Vote of Security Holders............... 5


PART II

Item 5.     Market for registrant's common equity and related stockholder matters.......................................................... 6

Item 6.     Selected financial data .......................................... 7

Item 7.     Management's discussion and analysis of financial condition and results of operations............................................ 7

Item 8.     Financial statements and supplementary data...................... 13

Item 9.     Changes in and disagreements with accountants on accounting and financial disclosure............................................ 13


PART III

Item 10.    Directors and executive officers of the registrant .............. 13

Item 11.    Executive compensation........................................... 13

Item 12.    Security ownership of certain beneficial owners and management... 13

Item 13.    Certain relationships and related transactions................... 13


PART IV

Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K... 13

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to future growth plans of the Company and its ability to compete with its competitors, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, those discussed elsewhere in this Report and in the documents incorporated herein by reference.



                                    PART I

ITEM 1.   BUSINESS.
------    --------


OVERVIEW

     Wilmar Industries, Inc. ("Wilmar" or the "Company") is a national marketer and direct distributor of repair and maintenance products, principally to the apartment housing market. Through its 1,000+ page Wilmar Master Catalog, the Company has become a "one-stop shopping" resource for maintenance managers by offering the industry's most extensive selection of over 15,000 standard and specialty plumbing, hardware, electrical, janitorial and related products. By purchasing directly from domestic and foreign manufacturers in relatively large volumes, Wilmar is able to offer customers competitive prices on both name brand and private label products. The Company seeks to win new accounts and increase sales to existing accounts through direct sales force, outbound telesales representatives, a national accounts sales program, and monthly direct mail flyers. Customer service representatives located at Wilmar's centralized call center use the Company's proprietary software applications to quickly process orders and answer customer inquiries. The Company provides free, next-day delivery in local markets served by its distribution centers and ships by parcel delivery services to other areas. Since 1991, Wilmar has expanded from four distribution centers located in Philadelphia, Washington, D.C., Houston and Indianapolis to 16 distribution centers located throughout the United States. From 1992 to 1996, the Company's net sales increased at a compound annual rate of 42.3%. From November 1995 through January 1997, Wilmar has acquired six regional repair and maintenance supply companies with total annualized net sales of approximately $55 million. References in this report to 1994, 1995 and 1996 mean the fiscal years ended December 30, 1994, December 29, 1995, and December 27, 1996, respectively.

ACQUISITIONS

     An important element of the Company's growth strategy has been to take advantage of the highly fragmented nature of its industry by continuing to explore strategic acquisitions. The Company made several acquisitions in 1996, as described below.

     The Company acquired 100% of the capital stock of HMA Enterprises Inc. ("HMA"), a distributor of repair and maintenance supplies, based in Houston, Texas, in July 1996. The base purchase price of this acquisition was approximately $7.6 million, including costs of acquisition, with contingent consideration of up to $750,000 based on the future performance of HMA.

     Also during 1996, the Company completed three additional acquisitions: Mile High Maintenance Supply, Inc. ("Mile High"), Sun Valley Maintenance Supply Inc. ("Sun Valley") and Aaron Supply ("Aaron") for an aggregate base purchase price of approximately $4.3 million, including costs of acquisition, with contingent consideration of up to $250,000 based on the future performance of Mile High.

     Each of the acquisitions described above have been accounted for using the purchase method. No amounts related to the contingent consideration have been recorded in the accompanying consolidated financial statements. Goodwill recorded in these transactions totaled approximately $3.9 million and are being amortized on a straight-line basis over 30 years.

     The Company believes that there are additional attractive acquisition candidates in both new and existing markets. Acquisitions in new geographic markets should permit the Company to acquire established accounts and gain market presence quickly. In addition to increasing sales, the Company believes the acquisition of companies serving Wilmar's newly targeted end markets will accelerate the Company's growth in these end markets. It is the Company's strategy to implement its business model at each acquired company as soon as practical after each acquisition is completed.

PRODUCTS AND MERCHANDISING

     Wilmar markets over 15,000 repair and maintenance products. These items constitute a full range of standard and specialty products in the following product categories: plumbing, hardware, electrical, chemical and janitorial, appliance parts, window and floor coverings, heating, ventilating and air conditioning ("HVAC"), and paint and paint accessories. Wilmar offers a broad range of name brands such as Kwikset, Insinkerator, Delta Faucet, Moen, Philips Lighting, and Briggs Plumbingware. In fiscal 1996, excluding HMA, private label products marketed under the "Wilmar" and "Wilflo" names accounted for 18.3% of net sales, and no single product accounted for more than 1.3% of the Company's net sales. Through its inventory management system, the Company is able to identify sales trends and adjust the Company's merchandise mix accordingly.

     Product Categories. For the periods presented, the approximate percentages of the Company's net sales by product category were as follows:

                                            FISCAL YEAR
                                        -------------------
PRODUCT CATEGORY                        1994   1995   1996
-----------------------------           -----  -----  -----
Plumbing.....................             35%    34%    29%
Electrical...................             20     19     20
Hardware.....................             16     18     16
Chemical and janitorial......              6      6      6
Appliance parts..............              5      5      7
Window and floor coverings...              6      7      6
HVAC.........................              4      5      7
Paint and paint accessories..              3      3      3
Other........................              5      3      6
                                        ----   ----   ----
                                         100%   100%   100%

SALES AND MARKETING

     The Company markets and sells through a direct sales force to all levels of the customer's organization, including senior managers of property management companies, local and regional property managers and, most importantly, on-site maintenance managers. The Company's sales and marketing efforts are designed to establish and solidify customer relationships through frequent contact, and to emphasize on the Company's broad product selection, reliable next-day delivery, high level of customer service and competitive pricing. The Company's base of active customers (customers that have purchased in the preceding 12 months) has grown to 28,000 at December 27, 1996. No single property accounted for as much as 1.0% of the Company's net sales during fiscal 1996 although approximately 1,800 properties managed by two large property management companies accounted for an aggregate of 10.5% of Wilmar's net sales during this period.

     Wilmar maintains one of the largest direct sales forces in its industry. The Company currently has 150 field sales representatives covering 80 markets nationwide. The Company has found that it garners a greater percentage of its customers' overall spending on repair and maintenance supplies in markets serviced by local Wilmar sales representatives, particularly where local sales representatives are supported by a nearby distribution center, enabling free, next-day delivery of the Company's entire product line. To generate new customers, the Company provides its sales representatives with lists of prospective customers and generally expects them to call on existing customers approximately every two weeks. In servicing existing customers, local sales representatives are expected not only to generate orders but also to be problem solvers. Typical problem solving services include shop organization, special orders, part identification and complaint resolution. Local sales representatives are compensated based on a combination of salary and commission. The Company's sales force is managed by Wilmar's Vice President of Sales and five regional sales managers. The Company also employs seven telesales representatives whose responsibility is to obtain new customers and maintain regular contact with active customers, principally in territories where the Company does not employ a local field sales representative.


OPERATIONS

      The Company receives all orders placed by customers or customers' local sales representatives at its centralized customer service center within the Company's New Jersey headquarters via telephone through the Company's toll-free "800" number and by fax. Calls are received by customer service representatives who utilize on-line terminals to enter customer orders into a fully computerized order processing system. Through this system, customer service representatives access product availability, product location, pricing and promotions information. Customer service personnel determine immediately whether the product is available at the distribution center closest to the customer and, if not, the closest distribution center with availability. As a result, the customer service representative informs the customer immediately as to when the product can be delivered. Customer service lines are open from 8:00 am to 8:00 pm Eastern Standard Time. Once an order is entered into the computer system by a customer service representative, a picking slip is generated at the appropriate distribution center. Items on the picking slip are automatically arranged by warehouse location sequence to facilitate ease of picking within the distribution center. Distribution center personnel pick items from 8:00 am to 6:00 pm and all orders received before 3:00 pm are readied for shipment on the same day. Wilmar uses bar-coding on all orders to track shipment and delivery status. Most sales are billed on net 30 day terms, with the balance paid by credit card at the time of sale. The Company seeks to carefully manage inventory to assure product availability and minimize inventory shrinkage. The Company regularly cycle counts key inventory items.

     Wilmar attempts to ship its products in the most cost-effective and efficient manner. For customers located within the local delivery radius of a distribution center (typically 50 miles), Wilmar's own trucks or a contract delivery service will deliver the products directly to the customer the next day, at no charge for orders over $25. For customers located outside the local delivery radius of a distribution center, the Company will deliver products via UPS or another parcel delivery company or, in the case of large orders, by less-than-truckload common carrier. For these customers, the Company imposes a $25 minimum order size and does not charge delivery costs if the customer's order exceeds $50, except for heavy or oversized products marked in the catalog with a "plus freight" symbol.

     The Company arranges for pick-up of returns at no charge to the customer in local delivery areas. For customers outside local delivery zones, the Company provides parcel service pick-up of the returns at no charge plus full refund if the return is the result of Company error. In 1996, the Company's return rate was approximately 4% of sales. The company offers 12-year warranties on its "Wilflo" faucets and one-year warranties on its "Wilmar" ceiling fans and "Wilmar" garbage disposals.


COMPETITION

     The Company believes that the principal competitive factors in the distribution of repair and maintenance products to the apartment housing market and similar markets are the breadth and quality of products offered, reliability of delivery, customer service, product pricing and sales relationships. The Company believes it competes favorably with respect to these factors.

     Although there are a large number of repair and maintenance distributors in the United States, based on industry reports and its own experience, the Company believes that most of them operate in a single region (often with a single distribution center) and have significantly less annual sales than the Company. In addition, the Company competes with mail order catalog companies, retail stores including superstores, specialty suppliers and industrial suppliers. Certain of these companies have greater financial resources and sell more products than Wilmar.


EMPLOYEES

     The Company employed 606 people as of March 1, 1997. Of these, 150 were in sales, 7 in telesales, 59 in customer service, 289 in operations and 101 in management and administration. Fifty-six of the Company's distribution center employees and truck drivers at the Philadelphia distribution center are covered by a collective bargaining agreement with Highway Truck Drivers and Helpers Local 107, which is affiliated with the International Brotherhood of Teamsters. This agreement expires in May 1998. The Company has never experienced a work stoppage. The Company believes its relations with its employees are good.




ITEM 2.   PROPERTIES
------    ----------

     The Company leases approximately 12,500 square feet of office space in Moorestown, New Jersey from William Green, Chairman, President, and Chief Executive Officer of the Company, for its headquarters. See Note 11 to the Consolidated Financial Statements. The Company leases the following distribution centers:

                                                 CURRENT             YEAR
DISTRIBUTION CENTER                           SQUARE FOOTAGE   OPENED/ACQUIRED
-------------------                           ---------------  ---------------
Washington, D.C....................                   28,500           1982
Houston, TX........................                   25,000           1987
Indianapolis, IN...................                   16,000           1991
Fresno, CA.........................                   14,400           1992
Atlanta, GA........................                   12,200           1993
Tampa, FL..........................                   36,700           1994
Columbus, OH.......................                   20,800           1995
Seattle, WA........................                   16,200           1995
Miami, FL (One Source).............                   37,000           1995*
Denver, CO  (Mile High)............                   27,100           1996*
Las Vegas, NV (Sun Valley).........                    5,400           1996*
Dallas, TX (HMA)...................                   26,900           1996*
Houston, TX (HMA)..................                   55,000           1996*
San Antonio, TX (HMA)..............                    5,700           1996*
Philadelphia, PA...................                   70,000           1996(1)
Chicago, IL (Pier-Angeli)..........                   18,800           1997*
Dallas, TX.........................                   50,400           1997

______________________________________
*         Distribution center acquired.

(1) In September 1996, the Company moved its Philadelphia distribution center opened in 1978 to a new 70,000 square foot facility which also houses the Company's national call center. This distribution center is leased from 804 Eastgate Associates LLC, a related party. See Notes 11 and 13 to the Consolidated Financial Statements.

          These properties are leased for periods of three to ten years and generally do not include tenant renewal options. The Company believes its current facilities are adequate for its current and reasonably foreseeable needs and that suitable additional or alternative space will be available as needed to accommodate future growth and to open additional distribution centers.


ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

          The Company is involved in various legal proceedings in the ordinary course of its business which are not anticipated to have a materially adverse effect on the Company's results of operations or financial condition.

          The Company collects sales tax in the 31 states where it has the required contacts. From time to time, various states have sought to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to residents of these states. The United States Supreme Court held that it is unlawful for a state to impose use tax collection obligations on an out-of-state company whose only contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by mail or common carrier. In the event legislation is passed to overturn the Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states into which it ships products but with which it has no other contacts would result in additional administrative expense to the Company and higher prices to customers.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------    ---------------------------------------------------------------------

          Since completing its initial public offering of Common Stock in the first quarter of 1996, the Company's Common Stock has been listed on the National Market segment of The Nasdaq Stock Market ("Nasdaq National Market") under the symbol "WLMR." The following table sets forth the high and low sales prices for each quarter in 1996 as quoted on The Nasdaq National Market.

Fiscal Year 1996                                  High           Low
----------------                                  ----           ---
  First Quarter                                   $22.50         $15.00
  Second Quarter                                  $28.25         $19.50
  Third Quarter                                   $26.25         $17.75
  Fourth Quarter                                  $27.75         $20.25

          On March 3, 1997, the closing sale price for a share of Common Stock as reported by The Nasdaq National Market was $18.50. As of March 3, 1997, there were approximately 1,750 holders of the Company's Common Stock.

          The Company did not declare dividends on its Common Stock in 1996 and does not intend to declare dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

          The selected financial and operating data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data for the fiscal years 1993, 1994, 1995 and 1996 have been derived from the Company's financial statements which have been audited by independent auditors. The selected financial data for fiscal 1992 have been derived from the Company's unaudited financial statements which have been prepared on the same basis as the audited financial statements and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for this period.

                                                               FISCAL YEAR (1)
                                                               ---------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    -------------------------------------
                                                1992        1993     1994      1995         1996
                                                ----        ----     ----      ----         ----
STATEMENT OF OPERATIONS DATA:
  Net Sales..............................       $24,517     $35,640  $47,679   $ 60,823     $100,644
  Cost of sales (2)......................        16,847      24,735   32,787     41,835       70,853
                                                 ------      ------  -------     ------       ------
       Gross Profit......................         7,670      10,905   14,892     18,988       29,791
  Operating and selling expenses.........         3,909       5,400    7,068      9,099       14,168
  Corporate general and administrative
       expenses..........................         2,054       2,393    2,895      3,985        6,718
  Bonuses to S Corporation
       shareholders (3)..................           644       1,463      ---        ---          ---
                                                  -----       -----    -----      -----        -----
       Operating income..................         1,063       1,649    4,929      5,904        8,905
  Interest expense (income), net.........            49         173      289      1,164         (551)
                                                  -----       -----    -----      -----        -----
       Income before income taxes........         1,014       1,476    4,640      4,740        9,456
                                                  -----       -----    -----      -----        -----
PRO FORMA DATA (4):

  Income tax provision...................           403         586    1,860      1,896        3,593
                                                -------     -------  -------      -----        -----
       Net income........................       $   611     $   890  $ 2,780      2,844        5,863
                                                =======     =======  =======      =====        =====
  Net income per common share............                              $0.31      $0.36        $0.51
                                                                       =====      =====        =====
  Weighted average common shares
       outstanding (5)...................                              9,071      7,937       11,557
                                                                       =====      =====       ======

BALANCE SHEET DATA:
  Working capital (deficit)..............       $ 2,880     $ 3,818  $ 4,367   $    (54)    $ 65,300
  Total assets...........................         7,192       9,866   14,561     26,871       88,309
  Long-term debt, less current portion...           290       1,817    2,693      5,667          ---
  Mandatorily redeemable preferred stock.                                        25,058          ---
  Total shareholders' equity (deficit)...         3,064       2,468    2,719    (27,062)      75,500

(1) The Company's fiscal year is based on a 52/53 week fiscal period ending on the last Friday in December. Fiscal 1993 was a 53 week year while all other fiscal years consist of 52 weeks.
(2) Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs.
(3) In 1993 and 1992, the Company's stockholder received S Corporation stockholder bonuses of approximately $1,463 and $644,000, respectively, primarily to pay income taxes on S Corporation Income.
(4) Prior to March 1, 1995, the Company elected to be taxed as an S Corporation for federal (and certain state) income tax purposes. Pro forma information has been computed as if the Company had been subject to federal income taxes and all applicable state corporate income taxes for each period presented. The income tax provision and net income for 1996 are actual amounts.
(5) See Note 3 of Notes to Consolidated Financial Statements for description of the determination of weighted average common shares outstanding.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------



OVERVIEW

          Wilmar was founded in 1978 by its current Chief Executive Officer, William Green, and his father, Martin Green, to provide reliable, next-day delivery of repair and maintenance products to customers in its original Philadelphia market. Since its inception, the Company has experienced significant growth. The Company opened its second distribution center in Washington, D.C. in 1982 and its third in Houston in 1987. Since 1991, the Company has accelerated its growth, opening seven distribution centers:
Indianapolis (1991), Fresno (1992), Atlanta (1993), Tampa (December 1994), Columbus (July 1995), Seattle (October 1995), and Dallas (February 1997). From November 1995, through December 1996, the Company has acquired six additional distribution centers through acquisitions: Miami (November 1995), Denver (May
1996), Las Vegas (May 1996), Houston (July 1996), San Antonio (July 1996), and Dallas (July 1996). Additionally, in 1997, the Company acquired certain assets of Pier-Angeli Company, including a distribution center in Chicago.

          The 1995 Recapitalization. In March 1995, the Company effected a recapitalization (the "1995 Recapitalization"). As an integral part of the 1995 Recapitalization, the Company made a dividend distribution to William Green, the sole shareholder of the Company at that time, in the form of 105,914 shares of Series B Junior Preferred Stock with a redemption value of $10.6 million, to be amended as described below. The Company issued 129,450 shares of its Series A Senior Preferred Stock to Summit Ventures III, L.P., Summit Investors II, L.P. and Summit Subordinated Debt Fund, L.P. (collectively, the "Summit Investors" for a purchase price of $12.9 million. All of the outstanding Series A Senior Preferred Stock was redeemed, by its terms, for $12.9 million (plus accrued dividends estimated at $900,000) upon consummation of the Company's initial public offering in January 1996. The Company used the proceeds of the investment by Summit to redeem 3,584,000 shares of Common Stock held by William Green for $15.1 million. As deferred consideration for the redemption of Mr. Green's Common Stock in connection with the 1995 Recapitalization, the Company issued a $2.0 million note to Mr. Green on November 22, 1995, payable only if the Company satisfies certain earnings targets in 1995 and 1996, or upon the earlier consummation of a qualified liquidity event, including the initial public offering. The Company paid the note with a portion of the proceeds of its initial public offering in January 1996. In connection with the 1995 Recapitalization, the Company issued 3,080,000 shares of its Common Stock to the Summit Investors for an aggregate purchase price of $55,000. As a result of the 1995 Recapitalization, the Company incurred significant interest expense and was required to accrue preferred dividends from March 9, 1995 through the initial public offering in January 1996. In connection with Wilmar's initial public offering, William Green agreed to convert $5.0 million of his Series B Junior Preferred Stock into Common Stock at the initial public offering price of $11.00. Simultaneously with the initial public offering, the terms of the Series B Junior Preferred Stock were amended to provide that $5.0 million of Mr. Green's Series B Junior Preferred Stock would be converted into 454,545 shares of Common Stock, and the balance would be redeemed for $5.6 million (plus accrued dividends of approximately $700,000).

     S Corporation Status. From its inception until March 1, 1995, the Company was subject to federal income taxation under Subchapter S of the Internal Revenue Code of 1986, as amended and the regulations promulgated there under (the "Code"). As a result, for federal and certain state income tax purposes, the net income of the Company was reported by and taxed directly to its shareholders, rather than to the Company. Accordingly, the Company has calculated pro forma income tax provision, pro forma net income and pro forma income per share for each year presented as if the Company were a C Corporation subject to all federal and applicable state income taxes. The effective tax rate used in calculating the pro forma income tax provision was approximately 40% for all periods. In connection with the termination of its S Corporation status, the Company distributed to William Green, the Company's then sole shareholder, an aggregate of approximately $5.2 million between late 1994 and early 1995. These distributions represented the Company's income previously taxed to Mr. Green, net of prior distributions to him.

     Acquisitions. In July 1996, the Company acquired 100% of the capital stock of HMA for a base purchase price of $7.6 million, including costs of acquisition, with contingent consideration of up to $750,000 based on the future performance of HMA. Also during 1996, the Company completed three additional acquisitions (Mile High, Sun Valley and Aaron) for an aggregate purchase price of approximately $4.3 million. The Company accounted for the four 1996 acquisitions as purchases for financial reporting purposes. The resulting goodwill of approximately $3.9 million is amortized on a straight-line basis over 30 years and other intangible assets of approximately $1.8 million are amortized over three to 20 years. In November 1995, the Company acquired One Source for approximately $3.6 million.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of net sales for the periods indicated.

                                                     Fiscal Year Ended
                                                 -------------------------
                                                  1994    1995     1996
                                                 ------  ------  ---------
Net sales.................................       100.0%  100.0%     100.0%

Cost of sales.............................        68.8    68.8       70.4
                                                 -----   -----     ------

     Gross profit.........................        31.2    31.2       29.6

Operating and selling expenses............        14.8    15.0       14.1

Corporate general and administrative
 expenses.................................         6.1     6.5        6.7
                                                 -----   -----     ------

     Operating income.....................        10.3     9.7        8.8

Interest expense (income) net.............         0.6     1.9       (0.6)
                                                 -----   -----     ------
     Income before income
       taxes..............................         9.7     7.8        9.4
                                                 -----   -----     ------

Pro forma data (1):
     Income tax provision.................         3.9     3.1        3.6
                                                 -----   -----     ------

     Net income...........................         5.8%    4.7%       5.8%
                                                 =====   =====     ======

___________________________
(1) The income tax provision and net income for fiscal 1996 are actual amounts because the Company was taxed as a C Corporation during 1996.


FISCAL 1996 COMPARED TO FISCAL 1995

          Net Sales. Net sales increased by $39.8 million, or 65.5%, to $100.6 million in 1996 from $60.8 million in 1995. Of this increase, 22.7 % was attributable to higher sales volumes shipped from distribution centers open for all of both periods, and the balance was attributable to the three distribution centers (Columbus, Seattle and Miami) opened or acquired between August 1, 1995 and December 29, 1995 and the Company's 1996 acquisitions. The higher net sales from distribution centers open during all of both periods resulted primarily from the increased experience of the Company's direct sales and telesales forces and increased sales to national accounts. The Company's sales force at the end of 1996 was 129, an increase of 43 when compared with 1995. Price increases during both years were modest and made only on selected items. During 1996, Wilmar generated approximately $2.1 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in 1995.

          Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 29.6% in 1996 compared to 31.2% in 1995. This expected decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market , as well as a higher volume of less profitable HVAC equipment and major appliance sales. Increased delivery expenses associated with "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery) to new markets and higher relative occupancy costs relating to the operation of two immature distribution centers opened after July, 1995 (Columbus and Seattle) also contributed to the decrease in gross margin.

          Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with opening and operating a distribution center as well as selling expenses and commissions. The Company expenses all distribution center pre-opening costs when incurred.

Operating and selling expenses increased by $5.1 million, or 55.7%, to $14.2 million in 1996 from $9.1 million in 1995. As a percentage of net sales, these expenses represented 14.1% in 1996 compared to 15.0% in 1995. The decrease, in percentage of sales, resulted primarily from the acquisition of HMA which operates three mature distribution centers and employs a mature sales force. Historically, the Company's operating and selling expenses as a percentage of sales have been higher than HMA's due to the Company's investment in new, immature distribution centers and its rapidly expanding sales force.

          Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $2.7 million, or 68.6%, to $6.7 million in 1996 from $4.0 million in 1995, as a result of the increased staffing required to manage a larger volume of business. As a percentage of net sales, those expenses represented 6.7% in 1996 compared to 6.5% in 1995. In 1996, the Company incurred approximately $430,000 in first time public company expenses and acquisition related amortization of intangibles. Additionally, during 1995, the Company incurred $207,000 in expenses related to the 1995 Recapitalization. Excluding the expenses described above, corporate general and administrative expenses as a percentage of net sales would have been 6.2% in 1996 and 1995.

          Operating Income. Operating income increased by $3.0 million, or 50.8%, to $8.9 million in 1996 from $5.9 million in 1995. As a percentage of net sales, operating income was 8.8% in 1996 compared to 9.7% in 1995.

          Interest Expense, Net. Net interest expense decreased $1.7 million to $551,000 of net interest income in 1996 from $1.2 million of net interest expense in 1995 as a result of the reduction in debt made from the proceeds of the Company's initial public offering in January 1996 and secondary public offering in July 1996.


FISCAL 1995 COMPARED TO FISCAL 1994

          Net Sales. Net sales increased by $13.1 million, or 27.5%, to $60.8 million in fiscal 1995 from $47.7 million in fiscal 1994. Of this increase, 51.9% was attributable to higher sales volumes shipped from distribution centers open for all of both periods, and the balance was attributable to the three distribution centers (Tampa, Columbus and Seattle) opened between December 1, 1994 and December 29, 1995 and the One Source acquisition which occurred on November 17, 1995. The higher net sales from distribution centers open during all of both periods resulted primarily from the increased experience of the Company's direct sales and telesales forces and increased sales to national accounts. In addition, the Company added 26 local sales representatives during fiscal 1995, the majority of whom were hired in the second half of the year and ten of whom joined the Company as part of the One Source acquisition in November 1995. Price increases during fiscal 1995 were modest and made only on selected items. During fiscal 1995, Wilmar generated approximately $940,000 in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in 1995.

          Gross Profit. As a percentage of net sales, gross profit was 31.2% in fiscal 1995, which was unchanged from fiscal 1994.

          Operating and Selling Expenses. Operating and selling expenses increased by $2.0 million, or 28.2%, to $9.1 million in fiscal 1995 from $7.1 million in fiscal 1994. This increase resulted primarily from increased commissions related to higher sales volumes, costs associated with the new Tampa, Columbus and Seattle distribution centers and higher operating costs associated with increased sales volumes at the other distribution centers. As a percentage of net sales, these expenses represented 15.0% in fiscal 1995 compared to 14.8% in fiscal 1994, due to the effects of operating three immature, less efficient distribution centers and higher pre-opening expenses in fiscal 1995.

          Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $1.1 million, or 37.9%, to $4.0 million in fiscal 1995 from $2.9 million in fiscal 1994. During fiscal 1995, the Company incurred $207,000 in expenses related to the 1995 Recapitalization and a full year of expenses associated with the Company's new corporate headquarters in Moorestown, New Jersey. Until May 1994, the Company had operated its headquarters within its Philadelphia distribution center. During fiscal 1995, the Company significantly increased its corporate staff to manage the Company's greater base of operations. Excluding the expenses associated with the 1995 Recapitalization, corporate general and administrative expenses as a percentage of net sales would have increased to 6.2% in fiscal 1995 from 6.1 % in fiscal 1994.

          Operating Income. Operating income increased by $975,000, or 19.8%, to $5.9 million in fiscal 1995 from $4.9 million in fiscal 1994. Excluding the one-time expenses associated with the 1995 Recapitalization, operating income would have increased by $1.2 million, or 24.4%, to $6.1 million in fiscal 1995 from $4.9 million in fiscal 1994. As a percentage of net sales, operating income (excluding the 1995 Recapitalization expenses) would have decreased to 10.0% in fiscal 1995 from 10.3% in 1994 due primarily to the effects of operating three immature, less efficient distribution centers, increases in the corporate staff and the operation of the Company's new corporate headquarters for all of 1995.

          Interest Expense, Net. Net interest expense increased by $875,000 to $1.2 million in fiscal 1995 from $289,000 in fiscal 1994 as a result of the approximately $9.3 million of additional indebtedness incurred in connection with the 1995 Recapitalization.


SEASONALITY

          Generally, the Company's sales volumes are not seasonal, although November and December sales tend to be lower because customers defer purchases at year end as their budget limits are met and because of the holiday season between Thanksgiving and New Years.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its bank line of credit to support increases in accounts receivable and inventory, net of accounts payable, and, since its initial public offering in January, 1996, through the proceeds of the sale of its securities.

          Cash provided by operating activities was $1.4 million during 1996 compared to $277,000 in 1995 and $2.3 million in 1994. Cash provided by operating activities during 1996 consisted of $6.6 million of net income before depreciation and amortization and other non-cash charges, offset by $5.2 million of changes in operating assets and liabilities primarily resulting from a $3.9 million decrease in accounts payable and increases in the Company's accounts receivable and inventory of $1.2 million, consistent with its higher volume of business. Charges in other operating assets and liabilities resulted in a net use of cash of approximately $100,000 for 1996. Cash provided by operating activities was $277,000 during 1995 compared to $2.3 million during 1994. The 1995 decline was primarily the result of a $616,000 increase in income taxes paid because the Company terminated its S Corporation status in March 1995 and increases in the Company's accounts receivable and inventory, net of accounts payable, consistent with its higher volume of business.

          Cash used in investing activities in 1996 was $14.2 million, related to the purchase of short-term investments, acquisitions of businesses, and the purchase of property and equipment compared to $4.1 million in 1995. Cash provided by financing activities during 1996 was $51.0 million, consisting primarily of the net proceeds of the two public offerings less the repayment of all debt and the redemption of the outstanding preferred stock, compared to $3.7 million in 1995.

          Capital expenditures were $1.2 million in 1996 compared to $507,000 in 1995 and $768,000 in 1994. The Company spent approximately $673,000 on capital expenditures in 1996 primarily for office, computer and distribution center equipment. Additionally, the Company spent approximately $500,000 in 1996 to equip its new Philadelphia distribution center in connection with a lease agreement entered into on April 29, 1996. A typical distribution center requires a capital investment of approximately $75,000 to $80,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $50,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the proceeds of future equity offerings, term debt or capital leases.

          During the first quarter of 1996, the Company completed an initial public offering of 4,600,000 shares of its Common Stock for $11.00 per share, resulting in net proceeds of $47,058,000. During the third quarter of 1996, the Company completed a public offering of 4,335,500 shares of its Common Stock for $17.875 per share, of which the Company sold 2,565,500 shares, resulting in additional net proceeds to the Company of $43,575,000. A portion of the net proceeds of the initial public offering was used to repay the outstanding balance under the Company's revolving bank line of credit and the term debt with the Company's bank and to redeem the $4.0 million of 11.5% Subordinated Debentures issued to certain of the Summit Investors.

          Wilmar's credit facility currently consists of a $10.0 million unsecured bank line of credit, which bears interest at three quarters of one percent below the bank's prime rate and expires on April 1, 1997. The line of credit had a zero balance as of December 27, 1996. The Company expects to renew its revolving line of credit when it expires in April 1997 and believes it could increase the amount of this credit facility if needed, although there can be no assurance that it could do so on equally or more favorable terms.

          The Company believes that its existing cash balances, supplemented by borrowings under the revolving line of credit, are adequate to meet planned operating and capital expenditure needs at least through 1997. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.

INFLATION

          The Company does not believe that inflation has had a material effect on its results of operations in recent years. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------

          The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this report beginning on page F-1.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURES.
          ---------------------

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     Information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by this Item will be contained in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which is incorporated herein by reference.






ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     Information with respect to this item will be contained in the Proxy Statement, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     Information with respect to this item will be contained in the Proxy Statement, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     Information with respect to this item will be contained in the Proxy Statement, which is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------

     (a)  1.  Financial Statements.  Financial Statements listed in the
              --------------------
accompanying Index to Financial Statements and Financial Statement Schedules appearing on page F-1 are filed as part of this annual report on Form 10-K.

          2.  Financial Statement Schedule.  Financial Statement Schedule
              ----------------------------
listed in the accompanying Index to Financial Statements and Financial Statement Schedules appearing on page F-1 are filed as part of this annual report on Form 10-K.

     (b)  Reports on Form 8-K.
          -------------------

          The Company did not file a report on Form 8-K during the quarter ended December 27, 1996.

     (c)  Exhibits.
          --------

          The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT NO.  DESCRIPTION
-----------  ------------
3.1(a)+      Certificate of Incorporation.

3.2+         Bylaws.

10.1+        Amended and Restated 1995 Stock Option Plan.

10.2++       Lease Agreement, dated April 29, 1996, between the Company and 804
             Eastgate Associates, L.L.C.

10.3++ Assumption Agreement, dated as of June 1, 1996, between the Company and 804 Eastgate Associates, L.L.C.

10.4+        Amended and Restated Registration Rights Agreement, dated as of
             March 9, 1996, among the Company, William Green and the Summit
             Investors.

10.5+        Registration Rights Agreement, dated as of July 8, 1996, among the
             Company and the shareholders of HMA Enterprises, Inc.

10.6+        Amended and Restated Employment Agreement, dated as of April 12,
             1994 between the Company and Fred B. Gross, Esq.

10.7+        Employment Agreement, dated as of March 9, 1995, between the
             Company and William Green.

11           Statement re: Computation of Per Share Earnings.

21           Subsidiaries of the Company.

23           Consent of Deloitte & Touche, LLP

27           Financial Data Schedule.

________________
+ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-99750), filed with the Securities and Exchange Commission on November 22, 1995.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WILMAR INDUSTRIES, INC.


Date:  March 27, 1997               By /s/ William S. Green
                                       -------------------------------
                                       William S. Green
                                       Chairman, President and Chief Executive
                                       Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Each person, in so signing also makes, constitutes and appoints William S. Green, Chairman, President and Chief Executive Officer of Wilmar Industries, Inc., and Fred B. Gross, Vice President - Corporate Development and Secretary of Wilmar Industries, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

       Signature                         Capacity                          Date
       ---------                         --------                          ----
/s/ William S. Green           Chairman, President and Chief               March 27, 1997
------------------------       Executive Officer (principal executive
   William S. Green            officer) and Director


/s/ Fred B. Gross              Vice President - Corporate                  March 27, 1997
------------------------       Development, Secretary and Director
    Fred B. Gross


/s/ Michael T. Toomey          Chief Financial Officer and Treasurer       March 27, 1997
------------------------       (principal financial and accounting
    Michael T. Toomey           officer)


/s/ Martin Hanaka              Director                                    March 27, 1997
------------------------
    Martin Hanaka


/s/ Ernest K. Jacquet          Director                                    March 27, 1997
------------------------
    Ernest K. Jacquet


/s/ Donald M. Wilson           Director                                    March 27, 1997
------------------------
    Donald M. Wilson

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.  DESCRIPTION
-----------  ------------
3.1(a)+      Certificate of Incorporation.

3.2+         Bylaws.

10.1+        Amended and Restated 1995 Stock Option Plan.

10.2++       Lease Agreement, dated April 29, 1996, between the Company and 804
             Eastgate Associates, L.L.C.

10.3++ Assumption Agreement, dated as of June 1, 1996, between the Company and 804 Eastgate Associates, L.L.C.

10.4+        Amended and Restated Registration Rights Agreement, dated as of
             March 9, 1996, among the Company, William Green and the Summit
             Investors.

10.5+        Registration Rights Agreement, dated as of July 8, 1996, among the
             Company and the shareholders of HMA Enterprises, Inc.

10.6+        Amended and Restated Employment Agreement, dated as of April 12,
             1994 between the Company and Fred B. Gross, Esq.

10.7+        Employment Agreement, dated as of March 9, 1995, between the
             Company and William Green.

11           Statement re: Computation of Per Share Earnings.

21           Subsidiaries of the Company.

23           Consent of Deloitte & Touche, LLP

27           Financial Data Schedule.

________________
+ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-99750), filed with the Securities and Exchange Commission on November 22, 1995.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.

                            Wilmar Industries, Inc.

 Index to Consolidated Financial Statements and Financial Statement Schedules


Independent Auditors' Report.............................................F-2
Consolidated Balance Sheets..............................................F-3
Consolidated Statements of Income........................................F-4
Consolidated Statements of Stockholders' Equity (Deficit)................F-5
Consolidated Statements of Cash Flows....................................F-6
Notes to Consolidated Financial Statements...............................F-7

Independent Auditors' Report.............................................S-1
Schedule II - Valuation and Qualifying Accounts..........................S-2

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wilmar Industries, Inc.
Moorestown, NJ

We have audited the accompanying consolidated balance sheets of Wilmar Industries, Inc. and its subsidiaries (the "Company") as of December 27, 1996 and December 29, 1995, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 1996 and December 29, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania


March 13, 1997

WILMAR INDUSTRIES, INC.


CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------
                                                                                       December 27,        December 29,
                                                                                           1996                1995
                                                                                    ---------------     ---------------
ASSETS

CURRENT ASSETS
  Cash                                                                              $    38,228,710     $        25,043
  Cash - restricted                                                                         719,185             200,000
  Investments                                                                             3,927,276
  Accounts receivable - trade, net of allowance for doubtful accounts
   of $ 806,300  in 1996  and $ 236,700  in 1995.                                        16,140,693           9,575,307
  Inventory                                                                              17,669,441          12,699,376
  Prepaid expenses and other current assets                                                 656,588             244,798
  Deferred income taxes                                                                     768,000             408,000
                                                                                    ---------------     ---------------
          Total current assets                                                           78,109,893          23,152,524

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,486,092
  in 1996 and $1,117,441 in 1995                                                          2,460,748           1,337,308

GOODWILL, net of accumulated amortization of $100,756 in 1996 and $3,078
  in 1995                                                                                 4,932,050           1,105,412

OTHER ASSETS                                                                              2,806,452           1,275,260
                                                                                    ---------------     ---------------
TOTAL ASSETS                                                                        $    88,309,143     $    26,870,504
                                                                                    ===============     ===============


LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Demand notes payable - bank                                                       $                   $     9,922,510
  Notes payable                                                                             285,000
  Current portion of long-term debt:
    Banks                                                                                                       666,668
    Related parties                                                                                           2,107,050
  Accounts payable                                                                        8,537,019           7,889,405
  Accrued expenses and other current liabilities                                          2,053,350           1,387,524
  Accrued interest                                                                                              212,823
  Income taxes payable                                                                    1,934,160           1,020,991
                                                                                    ---------------     ---------------
            Total current liabilities                                                    12,809,529          23,206,971

LONG-TERM DEBT - Net of current portion:
  Banks                                                                                                         833,331
  Related parties                                                                                               833,872
  Subordinated debentures                                                                                     4,000,000
                                                                                    ---------------     ---------------
              Total liabilities                                                          12,809,529          28,874,174
                                                                                    ---------------     ---------------

COMMITMENTS AND CONTINGENT LIABILITIES
Mandatorily Redeemable Series A Senior Preferred Stocks, $.01 par value;
  129,450 shares, authorized, issued and outstanding with a  redemption
  value of $100 per share, plus accrued dividends                                                            13,782,110

Mandatorily Redeemable Series B Junior Preferred Stocks, $.01 par value;
  105,914 shares, authorized, issued and outstanding with a  redemption
  value of $100 per share, plus accrued dividends                                                            11,276,311

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  13,048,371 shares issued and outstanding in 1996
  5,320,000 shares issued and outstanding in 1995                                        96,978,776             124,231
Retained earnings (accumulated deficit)                                                 (21,479,162)        (27,186,322)
                                                                                    ---------------     ---------------
      Total stockholders' equity (deficit)                                               75,499,614         (27,062,091)
                                                                                    ---------------     ---------------

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY                                                   $    88,309,143     $    26,870,504
                                                                                    ===============     ===============

See notes to consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                     Year               Year              Year
                                                                    Ended              Ended             Ended
                                                                 December 27,       December 29,      December 30,
                                                                     1996               1995              1994
                                                              ---------------    ---------------   ---------------
SALES                                                         $   100,644,167    $    60,823,188   $    47,679,227

COST OF SALES                                                      70,852,668         41,835,284        32,786,779
                                                              ---------------    ---------------   ---------------

             Gross profit                                          29,791,499         18,987,904        14,892,448

OPERATING EXPENSES:

   Operating and selling expenses                                  14,168,050          9,098,440         7,067,785

   Corporate general and administrative expenses                    6,718,428          3,984,873         2,895,180

                                                              ---------------    ---------------   ---------------

                                                                   20,886,478         13,083,313         9,962,965
                                                              ---------------    ---------------   ---------------

             Operating income                                       8,905,021          5,904,591         4,929,483

INTEREST (INCOME)  EXPENSE, NET                                      (551,351)         1,164,129           289,372
                                                              ---------------    ---------------   ---------------

              Income before income taxes                            9,456,372          4,740,462         4,640,111

PROVISION FOR INCOME TAXES                                          3,593,280          1,623,580            40,056
                                                              ---------------    ---------------   ---------------

              Net income                                      $     5,863,092    $     3,116,882   $     4,600,055
                                                              ===============    ===============   ===============

   Net income per share                                       $          0.51
                                                              ===============

   Weighted average shares outstanding                             11,557,316
                                                              ===============

UNAUDITED PRO FORMA DATA:

   Income before income taxes                                                    $     4,740,462   $     4,640,111

   Provision for income taxes                                                          1,896,000         1,860,000
                                                                                 ---------------   ---------------

   Pro forma net income                                                          $     2,844,462   $     2,780,111
                                                                                 ===============   ===============

   Pro forma net income per share                                                $          0.36   $          0.31
                                                                                 ===============   ===============

   Pro forma shares outstanding                                                        7,937,266         9,071,327
                                                                                 ===============   ===============


See notes to consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

-------------------------------------------------------------------------------

                                                                                        Retained                          Total
                                                                                        Earnings                      Stockholders'
                                                       Common          Stock          (Accumulated       Treasury        Equity
                                                       Shares          Amount           Deficit)          Stock         (Deficit)
                                                   -------------    -----------     ----------------   ------------ ----------------
BALANCE, DECEMBER 31, 1993                            5,824,000     $   100,000     $     4,368,432    $ (2,000,000) $   2,468,432

  Net Income                                                                              4,600,055                      4,600,055

  Distributions to stockholders                                                          (4,349,329)                    (4,349,329)
                                                   -------------    -----------     ----------------   ------------ ----------------

BALANCE, DECEMBER 30, 1994                            5,824,000         100,000           4,619,158      (2,000,000)     2,719,158

  Distributions to stockholders                                                          (3,722,710)                    (3,722,710)

  Capital contribution                                                                      694,000        (694,000)

  Redemption of common stock                         (3,584,000)        (30,769)        (17,086,231)                   (17,117,000)

  Dividend of Series B Preferred Stock                                                  (10,591,400)                   (10,591,400)

  Issuance of common stock                            3,080,000          55,000                                             55,000

  Accretion of Mandatorily Redeemable
     Preferred Stock                                                                     (1,522,021)                    (1,522,021)

  Retirement of treasury shares                                                          (2,694,000)      2,694,000

  Net income                                                                              3,116,882                      3,116,882
                                                   -------------    -----------     ----------------   ------------ ----------------

BALANCE, DECEMBER 29, 1995                            5,320,000         124,231         (27,186,322)             --    (27,062,091)

  Accretion of Mandatorily Redeemable
     Preferred Stock                                                                       (155,932)                      (155,932)

  Conversion of Series B Preferred Stock                454,545       5,000,000                                          5,000,000

  Issuance of Common Stock - Initial
     Public Offering                                  4,600,000      46,152,891                                         46,152,891

  Issuance of Common Stock - Secondary Offering       2,565,500      43,179,654                                         43,179,654

  Issuance of Common Stock - HMA Acquisition             63,980       1,522,000                                          1,522,000

  Issuance of Common Stock - Aaron Acquisition           44,346       1,000,000                                          1,000,000

  Net income                                                                              5,863,092                      5,863,092
                                                   -------------    -----------     ----------------   ------------ ----------------

BALANCE, DECEMBER 27, 1996                           13,048,371     $96,978,776     $   (21,479,162)   $         --  $  75,499,614
                                                   =============    ===========     ================   ============ ================


See notes to consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              Year Ended         Year Ended         Year Ended
                                                                             December 27,       December 29,       December 30,
                                                                                 1996               1995               1994
                                                                          ---------------    ---------------    ---------------
OPERATING ACTIVITIES:
  Net Income                                                              $     5,863,092    $     3,116,882    $     4,600,055
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                 735,345            330,480            211,941
    Deferred income taxes                                                        (250,000)          (408,000)
    Gain on disposition of property and equipment                                  (3,286)                               (2,000)
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                        (990,023)        (2,640,523)        (1,476,186)
      Inventory                                                                  (245,134)        (4,327,986)        (2,585,454)
      Prepaid expenses and other current assets                                   (17,670)           (66,361)           (69,867)
      Other assets                                                                (63,425)          (315,966)           (20,536)
      Accounts payable                                                         (3,857,976)         2,887,101          1,625,995
      Accrued expenses and other current liabilities                             (352,850)           483,574             55,497
      Accrued interest                                                           (212,823)           196,901
      Income taxes payable                                                        803,169          1,020,991
                                                                          ---------------    ---------------    ---------------
           Net cash provided by operating activities                            1,408,419            277,093          2,339,445
                                                                          ---------------    ---------------    ---------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (1,173,048)          (507,272)          (768,472)
  Proceeds from sale of property and equipment                                      4,250                                 2,000
  Purchase of short-term investments                                           (3,927,276)
  Acquisitions of businesses, including escrow                                 (9,111,111)        (3,572,796)
                                                                          ---------------    ---------------    ---------------
          Net cash used in investing activities                               (14,207,185)        (4,080,068)          (766,472)
                                                                          ---------------    ---------------    ---------------

FINANCING ACTIVITIES:
  Net proceeds (repayments) of demand notes payable - Bank                     (9,922,510)         6,408,510          1,682,000
  Proceeds of long-term debt - Bank                                                                2,000,000          1,600,000
  Principal payments on long-term debt:
    Banks                                                                      (1,499,999)        (2,729,635)          (422,077)
    Related parties                                                            (2,940,922)          (102,264)           (97,286)
  Issuance of common stock                                                                            55,000
  Repurchase of common stock                                                                     (15,117,000)
  Repurchase of Series A Preferred Stock, plus accrued dividends              (13,870,928)
  Repurchase of Series B Preferred Stock, plus accrued dividends               (6,343,425)
  Proceeds from the issuance (repayment) of subordinated debentures            (4,000,000)         4,000,000
  Net proceeds from issuance of Common Stock - Initial Public Offering         46,152,891
  Net proceeds from issuance of Common Stock - Secondary Public Offering       43,427,326
  Issuance of Series A Preferred Stock                                                            12,945,000
  Distributions to stockholders                                                                   (3,722,710)        (4,349,329)
                                                                          ---------------    ---------------    ---------------
           Net cash provided by (used in) financing activities                 51,002,433          3,736,901         (1,586,692)
                                                                          ---------------    ---------------    ---------------
NET INCREASE (DECREASE)  IN CASH                                               38,203,667            (66,074)           (13,719)

CASH, BEGINNING OF YEAR                                                            25,043             91,117            104,836
                                                                          ---------------    ---------------    ---------------
CASH, END OF YEAR                                                         $    38,228,710    $        25,043    $        91,117
                                                                          ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for:
    Interest                                                              $       392,801    $       967,228    $      $299,338
                                                                          ===============    ===============    ===============

    Income taxes                                                          $     3,048,802    $       642,279    $       $25,851
                                                                          ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Accretion of mandatorily redeemable Series A Senior and
    Series B Junior Preferred Stock redemption values                     $       155,932    $     1,522,021

  Distribution of mandatorily redeemable Series B Junior
     Preferred Stock to stockholders                                                         $    10,591,400

  Issuance of note payable - Related party                                                   $     2,000,000

  Conversion of Series B Junior Preferred stock into                      $     5,000,000
    Common Stock

  Issuance of Common Stock in connection with the purchase of:
      HMA Enterprises, Inc.                                               $     1,522,000
      Aaron Supply, Inc.                                                  $     1,000,000

  Issuance of Notes in connection with the purchase of:
      Aaron Supply, Inc.                                                  $       285,000


See notes to consolidated financial statements.

WILMAR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 27, 1996
--------------------------------------------------------------------------------

1. DESCRIPTION OF THE BUSINESS

   Wilmar Industries, Inc., ("Wilmar" or the "Company") is a national marketer and distributor of repair and maintenance products with sixteen distribution centers throughout the United States. The Company sells primarily to apartment complexes and other institutional customers.

2. PUBLIC OFFERINGS

   On January 24, 1996, the Company completed an initial public offering of 4,600,000 shares of its Common Stock for $11.00 per share resulting in net proceeds (after deducting underwriters' issuance costs) of $47,058,000.

   The proceeds of the offering were used as follows:

         Redemption of Preferred Stock and accumulated dividends  $20,188,000
         Repayment of bank debt and interest                       12,987,000
         Repayment of Subordinated Debentures and interest          4,037,000
         Repayment of notes payable and interest                    2,967,000
         Working capital and IPO costs                              6,879,000
                                                                   ----------
                                                                  $47,058,000
                                                                  ===========

   Prior to the offering, $5,000,000 of the Mandatorily Redeemable Series B Junior Preferred Stock was converted into $5,000,000 of Series B Junior Preferred Stock with conversion rights. Upon consummation of the offering, $5,000,000 of the Series B Junior Preferred Stock with conversion rights were converted into 454,545 shares of Common Stock.

   On July 31, 1996, the Company completed a public offering of 4,335,500 shares of its Common Stock at a price of $17.875 per share. Of the shares offered, 2,565,500 shares were sold by the Company and 1,770,000 were sold by selling shareholders. The Company received net proceeds (after deducting underwriters' issuance costs) of $43,575,000.

   The proceeds of the offering were used as follows:

         Repayment of bank debt and interest                      $  2,012,000
         Working capital and offering costs                         41,563,000
                                                                    ----------
                                                                   $43,575,000
                                                                   ===========

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation - The consolidated financial statements include the accounts of Wilmar Industries, Inc. ("Wilmar" or the "Company") and its subsidiaries. Material intercompany balances and transactions have been eliminated.

   Fiscal Year - The Company operates on a 52-53 week fiscal year which ends on the last Friday in December. Each of the three fiscal years in the period ended December 27, 1996 were fifty-two week years. References herein to 1996, 1995 and 1994 are for the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994, respectively.

   Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

   Inventory - Inventory is stated at the lower of cost (first-in, first-out method) or market.

   Property and Equipment - Property, equipment and leasehold improvements are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon retirements or disposal of assets, the cost and accumulated depreciation or amortization are eliminated from the accounts and the resulting gain or loss is credited or charged to operations.
   Depreciation is computed primarily using the straight-line method based upon estimated useful lives of the assets, and amortization is computed using the straight-line method based upon the remaining terms of the associated leases, as follows:


               Machinery and equipment                 5-7 years
               Office furniture and equipment          5-7 years
               Leasehold improvements                  Remaining lease term


   Long-Lived Assets - On December 30, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this standard had no impact on the Company's financial statements.

   The Company analyzes the carrying value of its recorded goodwill, intangible assets and other long-lived assets periodically or when facts or circumstances indicate that the carrying value may be impaired. The review includes an assessment of customer retentions, cash flow projections and other factors the Company believes are relevant. The Company has concluded that there is no impairment to the carrying value of its recorded goodwill or other long-lived assets at December 27, 1996.

   Goodwill (the excess of cost over the fair value of the underlying assets at the date of acquisition) is being amortized on a straight-line basis over 30 years. Intangible assets include amounts assigned to customer lists and non-compete agreements. Intangibles are amortized on a straight-line basis over their useful lives, 20 years for customer lists and 3 to 10 years for non-compete agreements.

   Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

   Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, notes payable and accounts payable approximate fair value because of the short maturities of these items.

   Revenue Recognition- Sales are recognized as product is shipped, F.O.B. point of shipment and are net of sales returns, allowances and credits.

   Cost of Sales - Cost of sales includes merchandise costs, freight, distribution center occupancy and delivery costs.

   Pre-Opening Distribution Center Expenses - Pre-opening distribution center expenses are expensed as incurred.

   Stock-Based Compensation - SFAS No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 14).

   Stock Splits - In March 1995 and November 1995, the Company effected a 1,040-for-1 and a 37.333-for-1 stock split of its Common Stock, respectively. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect both splits.

   Income Taxes - Prior to February 24, 1995, the Company had elected to be taxed as an S Corporation under provisions of the Internal Revenue Code. As such, current taxable income had been included on the income tax returns of the sole stockholder for federal income tax purposes and no provision had been made for federal income taxes (see pro forma presentation and Note 16). In anticipation of consummating the Recapitalization, the Company changed its election to be taxed as a C Corporation under the Internal Revenue Code. Taxes on income are provided based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

   Net Income per Share - Net income per share data presented for 1996 represents net income divided by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Net income is not reduced by the $155,932 provision for accretion of Preferred Stock redemption values because the calculation assumes the related Common Stock was outstanding in lieu of the Preferred Stock (see Note 15). Common Stock equivalents include shares from the exercise of stock options (using the treasury stock method).

   Unaudited Pro Forma Net Income and Pro Forma Net Income Per Share - Pro forma net income per share data presented for 1995 and 1994 represent pro forma net income (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C Corporation since inception) divided by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods plus the number of shares of Common Stock required to be sold at the assumed initial public offering price to raise sufficient proceeds to redeem the mandatorily redeemable Preferred Stock (including accrued but unpaid dividends thereon). Net income is not reduced by the $1,522,021 provision for accretion of Preferred Stock redemption values because the calculation assumes the related Common Stock was outstanding in lieu of the Preferred Stock (see Note 15).

   Common Stock equivalents include shares from the exercise of stock options (using the treasury stock method). Common stock issued and stock options granted at prices lower than the assumed initial public offering price within a one year period prior to an initial public offering are included in the calculation (using the treasury stock method and the assumed initial public offering price) as if they were outstanding for all periods presented (see Notes 5 and 14).

   Historical net income per share data has not been presented for 1995 or 1994 in view of the S Corporation status of the Company for those periods and the change in capital structure upon the closing of the initial public offering.

4. ACQUISITIONS

   The Company acquired 100% of the capital stock of HMA Enterprises Inc. ("HMA"), a distributor of repair and maintenance supplies, based in Houston, Texas, in July 1996. The base purchase price of this acquisition was approximately $7.6 million, including costs of acquisition, with contingent consideration of up to $750,000 based on the future performance of HMA.

   Also during 1996, the Company completed three additional acquisitions: Mile High Maintenance Supply, Inc. ("Mile High"), Sun Valley Maintenance Supply Inc. ("Sun Valley") and Aaron Supply ("Aaron") for an aggregate base purchase price of approximately $4.3 million, including costs of acquisition, with contingent consideration of up to $250,000 based on the future performance of Mile High.

   Each of the acquisitions described above have been accounted for using the purchase method. No amounts related to the contingent consideration have been recorded in the accompanying consolidated financial statements. Goodwill recorded in these transactions totaled approximately $3.9 million and is being amortized on a straight-line basis over 30 years.

   In November 1995, the Company acquired One Source Supply, Inc., a supplier of repair and maintenance products to multi-unit apartment complexes in the South Florida market, for an aggregate consideration of approximately $3.6 million. This acquisition has been accounted for under the purchase method. Goodwill recorded in connection with this acquisition was approximately $1.1 million and is being amortized on a straight-line basis over 30 years.

   The following presents the unaudited results of operations of the Company for the three fiscal years ended December 27, 1996 as if the 1996 acquisitions had been consummated as of the beginning of 1995 and as if the 1995 acquisition had been consummated as of the beginning of 1994, and include certain pro forma adjustments to reflect the amortization of intangible assets, reduction of overhead charges, reduction in compensation, interest expense on amounts drawn on the Company's line of credit to finance the acquisition as if the acquisitions had occurred on the dates described above, and inclusion of a federal income tax provision:


                               1996          1995         1994
                               ----          ----         ----
   Revenues..............  $118,313,000  $106,374,000  $56,990,000
   Net income............     6,134,000     3,798,000    2,755,000
   Net income per share..          0.53          0.47         0.30


   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the dates described above or the results which may occur in the future. The above acquisitions have been accounted for by the purchase method of accounting, and accordingly, the net assets and results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired for the above investment has been allocated to intangible assets and goodwill with amortization over 3 to 30 years.


5. STOCKHOLDERS' EQUITY

   Authorized Shares - On November 20, 1995, the Company's stockholders approved an increase in authorized shares of common stock to 50,000,000 shares and preferred stock to 5,235,364 shares.

   Recapitalization - On March 6, 1995, the Company declared and subsequently issued a stock dividend to the stockholder in the form of 105,914 shares of mandatorily redeemable Series B Junior Preferred Stock with a redemption value of $10,591,400. On March 9, 1995, the Company entered into a Stock Purchase and Redemption Agreement (the "Agreement") with certain investors (the "Investors"). Pursuant to the Agreement, the Company repurchased 3,584,000 shares of common stock from its then sole stockholder for $15,117,000 plus a deferred payment of $2,000,000. In addition, pursuant to the Agreement, the Company issued 129,450 shares of mandatorily redeemable Series A Senior Preferred Stock for $12,945,000 and then sold 3,080,000 shares of Common Stock to the Investors for $55,000, which represented the fair market value at that time. In addition, the Investors loaned $4,000,000 to the Company pursuant to a Subordinated Debenture Purchase Agreement dated March 9, 1995. The debt instruments were repaid and satisfied on January 29, 1996 with proceeds from the Company's initial public offering.

   Distribution to Stockholders - In 1994, the stockholder received compensation and S Corporation distributions of $156,340 and $4,349,329, respectively. In 1995, the stockholder received compensation and bonuses of $249,340 and S Corporation distributions of $3,722,710.

6. INVESTMENTS

   At December 27, 1996, the Company holds investment in debt securities designated as available-for-sale. These debt securities are stated at fair value based upon market quotes and consist of debt securities issued by municipalities, and are due within one year. The amortized cost of debt security investments at December 27, 1996, which approximates market value, is $3,927,276.

7.   OTHER ASSETS

     Other assets consist of the following:


                                           1996            1995
                                           ----            ----
                Intangible assets       $2,742,000      $  920,052
                Less-amortization         (122,241)         (5,560)
                                        ----------      ----------
                                         2,619,759         914,492
                Deferred IPO costs            ---          247,672
                Deposits                   180,857         112,043
                Other                        5,836           1,053
                                        ----------      ----------
                                        $2,806,452      $1,275,260
                                        ==========      ==========

8.   BALANCE SHEET COMPONENTS

                                                         1996            1995
                                                         ----            ----
     Property and Equipment

     Machinery and equipment                           $2,098,731     $  952,348
     Office furniture and equipment                     1,391,807      1,070,080
     Vehicles                                             709,438         ---
     Leasehold improvements                               746,864        432,321
                                                       ----------     ----------

                                                        4,946,840      2,454,749
     Less accumulated depreciation and amortization     2,486,092      1,117,441
                                                       ----------     ----------

                                                       $2,460,748     $1,337,308
                                                       ==========     ==========

     Accrued Expenses and Other Current Liabilities

     Sales tax payable                                 $  515,342     $  349,991
     Accrued compensation and related benefits            664,508        507,193
     Other accrued liabilities                            873,500        530,340
                                                       ----------     ----------

                                                       $2,053,350     $1,387,524
                                                       ==========     ==========


Depreciation expense was approximately $521,000, $322,000 and $212,000 for 1996, 1995 and 1994, respectively.

9.   NOTES PAYABLE

     At December 27, 1996, the Company has an 8% note payable to the former sole stockholder of Aaron Distributing , Inc. in the amount of $285,000. The principal balance of the note and accrued interest were paid on the due date of February 28, 1997.

     In March 1996, the Company obtained a $10,000,000 unsecured bank line of credit, which bears interest at 3/4% below the bank's prime rate (8.25% at December 27, 1996) and expires in April 1997. No amounts were outstanding against this line of credit at December 27, 1996. Management anticipates that this line of credit will be renewed in April 1997.

     At December 29, 1995, the Company had a $10,000,000 (increased to $12,000,000 from November 16, 1995 to February 16, 1996) revolving credit facility with a bank which refinanced the existing $4,000,000 line of credit. This credit facility was replaced in March 1996 with the unsecured bank line of credit. Interest was payable monthly at the bank's prime rate. The credit facility was collateralized by substantially all assets of the Company. Borrowings under the line of credit were limited to the sum of 85% of eligible accounts receivable plus the lesser of 50% of inventory or $4,500,000. Amounts outstanding under the line was $9,922,510 at December 29, 1995, and were repaid on January 29, 1996 with proceeds from the initial public offering (see Note 2).

10.  LONG-TERM DEBT

     At December 29, 1995, the Company had outstanding two 11.5% Subordinated Debentures of $2,000,000 each. These debentures were due on March 9, 2000 and 2001, with interest payable quarterly on the last day of March, June, September and December of each year, commencing June 30, 1995. The Company also had outstanding a term loan to a bank in the amount of $1,499,999 at December 29, 1995. This term loan was payable in quarterly installments of $166,667, plus accrued interest at 8.5% annually, commencing in May 1995. The loan was collateralized by substantially all assets of the Company. The current portion of total long-term debt at December 29, 1995 was $666,668, and $4,833,331 was due after one year. Such amounts were repaid and satisfied on January 29, 1996 with proceeds from the Company's initial public offering.

11.  TRANSACTIONS WITH RELATED PARTIES

     At December 29, 1995, the Company had a 5% note payable to the father of the Company's former sole stockholder, pursuant to a stock redemption agreement. The principal balance on the notes as of December 29, 1995 was $940,922. Such amounts were repaid and satisfied on January 29, 1996, with proceeds from the initial public offering.

     The stock redemption agreement also provided for an increase in the purchase price of the shares if the remaining stockholder of the Company sells all or substantially all of the Company's assets or all or substantially all of his stock in the Company prior to July 1997 (see Note
     5). In connection with the Recapitalization, the former sole stockholder made a $694,000 capital contribution to the Company in order for the Company to satisfy its obligation under the stock redemption agreement to the former sole stockholder's father.

     In November 1995, the Company issued a $2,000,000 subordinated note to the former sole stockholder, which represented the deferred payments for the redemption of this stockholder's common stock in connection with the Recapitalization (see Note 5). The note was repaid and satisfied on January 29, 1996 with proceeds from the initial public offering.

     The Company leases its executive offices from a stockholder of the Company and one distribution center from an entity controlled by two officers of Company (See Note 13).

12.  PROFIT SHARING PLAN

     The Company has a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company are made at the discretion of the Company's Board of Directors. Company contributions to the plan were approximately $102,600, $59,600 and $11,100 for 1996, 1995 and 1994, respectively.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

     Lease Commitments - The Company leases its facilities under operating leases expiring at various dates through 2004. Minimum future rental payments under these leases as of December 27, 1996 are as follows:

                               1997   $1,481,000
                               1998    1,387,000
                               1999    1,255,000
                               2000      980,000
                               2001      651,000
                         Thereafter    1,563,000
                                      ----------

                              Total   $7,317,000
                                      ==========

     In September 1996, the Company moved its Philadelphia, PA, distribution center to a building which is leased from an entity which is partially owned by two officers of the Company. Minimum annual rent payable under this lease is $288,624, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rent expense for this lease was $74,000 for 1996. This lease expires on May 31, 2006 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

     In April 1994, the Company moved its executive office to a building which is leased from a stockholder of the Company. In 1994, in lieu of rental payments, the Company directly paid and expensed the mortgage payments to the bank which financed the purchase by the stockholder. Such payments amounted to approximately $5,300 monthly and aggregated approximately $42,500 in 1994. As amended in March 1995, under the new terms of the lease, the Company is required to pay approximately $137,500 annually, plus all real estate taxes and assessments, utilities and insurance related to the premises. The lease expires on February 28, 2004 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

     Rent expense under all operating leases was $1,409,000, $806,000 and $555,000 for 1996, 1995 and 1994, respectively. Certain of the leases provide that the Company pay taxes, insurance and other operating expenses applicable to the leased premises.

     Employment and Severance Agreements - The Company has an employment agreement with its President until March 2000, unless terminated earlier by the Company, at an annual base salary of $200,000, subject to adjustments plus bonus.

     Contingent Liabilities - At December 27,1996, the Company was contingently liable for unused letters of credit aggregating approximately $ 649,000.

     Employment Tax Audit - In March 1995, the Internal Revenue Service (the "IRS") indicated to the Company that it intends to examine the Company's employment tax returns for 1992 and 1993. The IRS has not asserted any employment tax deficiencies for such years as of the current date. If the IRS asserts any employment tax deficiencies with respect to such years, the Company intends to vigorously pursue all available remedies and defenses. The Company does not believe that the outcome of any such examination will have a material effect on the Company's financial position or results of operations.

     Legal Proceedings - The Company is involved in various legal proceedings in the ordinary course of its business which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

14.  STOCK OPTION PLAN

     In March 1995, the Company adopted a stock option plan (the "Stock Option Plan") under which employees may be granted options to purchase shares of Common Stock. Options granted were issued at prices equal to at least fair market value, become exercisable not earlier than one year after the grant date, and expire ten years after the grant date. The stock option plan is administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options. In January 1996, the Company increased the maximum number of shares to be reserved under the Stock Option Plan from 392,000 to 800,000 shares. At December 27, 1996, 401,800 shares were available for future grants. Stock options transactions are summarized as follows:

                                                  Exercise      Weighted Average
                                   Number of        Price        Exercise Price
                                     Shares       Per Share        Per Share
                                   ---------------------------------------------
Granted during 1995                  280,000       $ 4.23            $ 4.23

1996:
     Granted                         121,000   $11.00 - $24.25       $12.41
     Forfeited                        (2,800)      $ 4.23            $ 4.23
                                   -----------

Outstanding at December 27,1996      398,200
                                     =======

     All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1996 and 1995 were $5.67 and $0.80, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:


                              1996        1995
                          ------------------------

Risk-free interest rate      5.46 %       5.25%
Expected volatility          74.20%         -
Expected life             2.3 years   4.5 years
Contractual life           10 years    10 years


     There were no stock option shares exercisable in 1996 or 1995.

     The Company accounts for the Stock Option Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Stock Option Plan been determined with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company pro forma net income and earnings per share for the years ended December 27, 1996 and December 29,1995 would have been as follows (in thousands, except per share amounts):



                        1996     1995
                    ---------------------

Net Income:
   As reported            $5,863   $2,844
   Pro forma              $5,485   $2,540
Net Income per share:
   As reported            $ 0.51   $ 0.36
   Pro forma              $ 0.48   $ 0.32

15.  MANDATORILY REDEEMABLE PREFERRED STOCK

     At December 29, 1995, there were 5,235,364 shares of preferred stock authorized. At December 29, 1995, 129,450 shares were designated as Series A Senior Preferred Stock ("Series A") and 105,914 shares were designated as Series B Junior Preferred Stock ("Series B") (see Note 2).

     The Series A and Series B ("Outstanding Preferred Stock") were entitled to dividends of $8.00 per share per annum compounded annually prior and in preference to holders of Common Stock. In addition, the holders of Series A were entitled to dividends prior and in preference to the holders of Series B. All dividends were cumulative whether or not declared by the Board of Directors ("Cumulative Dividends").

     During 1996 and 1995, Cumulative Dividends totaling $155,932 and $1,522,021, respectively, were charged as an accretion of the Outstanding Preferred Stock Redemption Value with a corresponding increase in the value of the Outstanding Preferred Stock. On January 29, 1996 all of the Series A Senior Preferred Stock and accumulated dividends were redeemed from proceeds of the initial public offering. In addition, $5,591,400 of the Series B Junior Preferred Stock and accumulated dividends were redeemed. The $5,000,000 balance of the Series B Junior Preferred Stock was converted into 454,545 shares of Common Stock (at the $11.00 public offering price) immediately prior to the initial public offering (see Note 2).

16.  PROVISION FOR INCOME TAXES

     The corporate income tax provision for 1996 and the period from February 24, 1995 through December 29, 1995 (see Note 3) is as follows:

                                                    1996         1995
                                                 -----------  -----------
Current:
   Federal                                       $3,110,000   $1,723,680
   State                                            733,280      307,900
                                                 ----------   ----------
                                                  3,843,280    2,031,580
                                                 ----------   ----------

Deferred:
   Federal                                         (209,000)    (365,000)
   State                                            (41,000)   (  43,000)
                                                 ----------   ----------
                                                   (250,000)    (408,000)
                                                 ----------   ----------
                                                 $3,593,280   $1,623,580
                                                 ==========   ==========

The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

                                                    1996         1995
                                                 ----------   ----------

Federal statutory tax rate                          34.0%        34.0%
State income taxes, net of federal benefit           5.1          4.3
Non-deductible expenses                              2.2          0.6
Non-taxable investment income                       (4.6)
Other                                                1.3          4.5
Benefit of change in tax status                                  (4.9)
S Corporation earnings                                           (4.3)
                                                 --------       ------
                                                    38.0%        34.2%
                                                 ========       ======

     Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes.

     The components of the Company's net deferred tax asset consisted of the following as of:


                          December 27,    December 29,
                              1996            1995
                              ----            ----
   Inventory                $436,000        $285,000
   Bad debt reserves         234,000          61,000
   State taxes                93,000          43,000
   Other                       5,000          19,000
                            --------        --------
                            $768,000        $408,000
                            ========        ========

     Prior to February 24, 1995, the Company elected to be taxed under Subchapter S of the Internal Revenue Code. An S Corporation is a corporation which generally does not pay income taxes but whose income is passed on through to its shareholders who report such amounts on their individual tax returns. Effective February 24, 1995 the Company's Subchapter S status was terminated and, as a result of such change in status, the Company established a deferred tax asset of approximately $230,000, which is reflected in the deferred provision for the year ended December 29, 1995.


17.  SUBSEQUENT EVENTS

     In January 1997, the Company acquired certain assets of Pier-Angeli Company ("Pier-Angeli"), a distributor of plumbing and electrical supplies primarily to the multi-family industry or apartment house market. The total purchase price of the acquisition was approximately $4 million, including costs of acquisition. Goodwill and other intangibles recorded in connection with this acquisition totaled approximately $2 million, and will be amortized on a straight-line basis over 3 to 30 years.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                     1996
                                  ----------------------------------------------

                                    First       Second      Third       Fourth
                                  ----------  ----------  ----------  ----------
                                  (13 weeks)  (13 weeks)  (13 weeks)  (13 weeks)
Net sales                           $19,309     $21,415     $30,712     $29,208
Gross profit                          5,936       6,553       8,718       8,584
Operating income                      1,707       1,952       2,774       2,472
Net income                              960       1,218       1,857       1,828
Net income per share                $   .10     $   .11     $   .15     $   .14


                                                     1995
                                  ----------------------------------------------
                                    First       Second      Third       Fourth
                                  ---------   ---------   ---------   ----------
                                  (13 weeks)  (13 weeks)  (13 weeks)  (13 weeks)
Net sales                           $13,458     $14,625     $16,381     $16,359
Gross profit                          4,246       4,534       5,107       5,101
Operating income                      1,171       1,455       1,838       1,440
Pro forma net income                    581         689         920         654
Pro forma net income per share      $   .07     $   .09     $   .12     $   .08


     The Company's quarters end on the last Friday of each calendar quarter.

     The Company's sales volumes tend to be lower in the fourth quarter because customers defer purchases at year end as their budget limits are met. In addition, net sales in the fourth quarter are reduced because of the holidays during the period. The third and fourth quarters of 1996 included sales of HMA, which was acquired in July 1996. The fourth quarter of 1995 included sales of One Source, which was acquired in November 1995.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Wilmar Industries, Inc.
Moorestown, New Jersey

We have audited the consolidated financial statements of Wilmar Industries, Inc. and its subsidiaries (the "Company") as of December 27, 1996 and December 29, 1995, and for each of the three fiscal years in the period ended December 27, 1996, and have issued our report thereon dated March 13, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company referred to in Item 8. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 13, 1997

SCHEDULE II

WILMAR INDUSTRIES, INC.

VALUATION ACCOUNTS

---------------------------------------------------------------------------------------------------

                                     Balance
                                       at          Charged                                  Balance
                                     Beginning        to                         Other      at End
                                     of Year       Expense       Deductions     Changes     of Year
                                     -------       -------       ----------     -------     -------

Year ended December 30, 1994:
 Allowance for doubtful accounts    $105,000       163,407          133,407                $135,000
                                    --------       -------        ---------                ========

Year ended December 29, 1995:
 Allowance for doubtful accounts    $135,000       186,727          167,657  $ 82,000/2/   $236,070
                                    --------       =======          =======  -----------  ---------

Year ended December 27, 1996:

 Allowance for doubtful accounts    $236,070       364,500           37,481   243,211/3/   $806,300
                                    --------       -------          -------   ---------    ========

1.  Accounts receivable written off as uncollectible, net of recoveries.

2. Represents reserve established in connection with acquisition of One Source Supply, Inc. See Notes 2 and 4 of Notes to Consolidated Financial Statements.

3. Represents reserves established in connection with acquisitions of Mile High Maintenance Supply, Inc., and HMA Enterprises, Inc. See Notes 2 and 4 of Notes to Consolidated Financial Statements.