Form 10-Q
period 1997-03-28
WILMAR INDUSTRIES INC
filed 1997-05-12
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1997

                                      OR


            (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM        TO
                                            --------  -------
                         Commission File No.  0-27424
                                              -------


                            WILMAR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)



            New Jersey                             22-2232386
     --------------------------                    ---------------------
     (State of incorporation or                   (I.R.S. Employer
      organization)                                Identification No.)


      303 Harper Drive
      Moorestown, New Jersey                                08057
      ----------------------                       ---------------------
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


                              Yes    X        No
                                  -------       -------

The number of shares of the registrant's common stock, no par value, outstanding as of April 30, 1997 was 13,055,442.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
--------------------------------------------------------------------------------


                                                                                                 March 28             December 27,
                                                                                                   1997                   1996
                                                                                              --------------         --------------
ASSETS

CURRENT ASSETS
  Cash                                                                                        $  36,640,829          $  38,228,710
  Cash - restricted                                                                                 728,167                719,185
  Investments                                                                                     3,450,000              3,927,276
  Accounts receivable - trade, net of allowance for doubtful accounts
   of $943,600 in 1997 and $806,300 in 1996.                                                     19,501,032             16,140,693
  Inventory                                                                                      18,047,530             17,669,441
  Prepaid expenses and other current assets                                                       1,121,204                656,588
  Deferred income taxes                                                                             807,000                768,000
                                                                                              --------------         --------------
    Total current assets                                                                         80,295,762             78,109,893

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,667,317 in 1997 and
  $2,486,092 in 1996.                                                                             2,963,289              2,460,748
GOODWILL, net of accumulated amortization of $153,700 in 1997 and $100,755 in 1996                6,464,323              4,932,050
OTHER ASSETS                                                                                      3,082,259              2,806,452
                                                                                              --------------         --------------
TOTAL ASSETS                                                                                  $  92,805,633          $  88,309,143
                                                                                              ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                                                                               $     100,000          $     285,000
  Accounts payable                                                                               10,875,612              8,537,019
  Accrued expenses and other current liabilities                                                  2,624,346              2,053,350
  Income taxes payable                                                                            1,634,200              1,934,160
                                                                                              --------------         --------------
    Total current liabilities                                                                    15,234,158             12,809,529
                                                                                              --------------         --------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  13,048,371 shares issued and outstanding in 1997 and 1996                                      96,978,776             96,978,776
Retained earnings (accumulated deficit)                                                         (19,407,301)           (21,479,162)
                                                                                              --------------         --------------
    Total stockholders' equity                                                                   77,571,475             75,499,614
                                                                                              --------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  92,805,633          $  88,309,143
                                                                                              ==============         ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME-(Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months    Three Months
                                                         Ended           Ended
                                                       March 28,       March 29,
                                                          1997            1996
                                                      -------------   -------------
NET SALES                                             $ 33,209,175    $ 19,308,559
COST OF SALES                                           23,214,155      13,372,953
                                                      -------------   -------------
    Gross profit                                         9,995,020       5,935,606

OPERATING EXPENSES:
  Operating and selling expenses                         4,741,041       2,987,245
  Corporate general and administrative expenses          2,332,388       1,242,045
                                                      -------------   -------------
                                                         7,073,429       4,229,290
                                                      -------------   -------------

    Operating income                                     2,921,591       1,706,316

INTEREST (INCOME) EXPENSE, NET                            (381,970)         80,704
                                                      -------------   -------------

    Income before income taxes                           3,303,561       1,625,612

PROVISION FOR INCOME TAXES                               1,231,700         666,000
                                                      -------------   -------------

    Net income                                        $  2,071,861    $    959,612
                                                      =============   =============

  Net income per share                                $       0.16    $       0.10
                                                      =============   =============

  Weighted average shares outstanding                   13,318,662       9,946,286
                                                      =============   =============



 The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-(Unaudited)
--------------------------------------------------------------------------------


                                                                                            Retained           Total
                                                                                            Earnings       Stockholders'
                                                             Common          Stock        (Accumulated         Equity
                                                             Shares          Amount         Deficit)         (Deficit)
                                                           -----------    -------------  --------------    --------------
BALANCE, DECEMBER 29, 1995                                  5,320,000     $    124,231   $ (27,186,322)    $ (27,062,091)

  Accretion of Mandatorily Redeemable
    Preferred Stock                                                                           (155,932)         (155,932)
  Conversion of Series B Preferred Stock                      454,545        5,000,000                         5,000,000
  Issuance of Common Stock - Initial Public Offering        4,600,000       46,152,891                        46,152,891
  Issuance of Common Stock - HMA Acquisition                   63,980        1,522,000                         1,522,000
  Issuance of Common Stock - Secondary Offering             2,565,500       43,179,654                        43,179,654
  Issuance of Common Stock - Aaron Acquisition                 44,346        1,000,000                         1,000,000
  Net income                                                                                 5,863,092         5,863,092
                                                           -----------    -------------  --------------    --------------

BALANCE, DECEMBER 27, 1996                                 13,048,371     $ 96,978,776   $ (21,479,162)    $  75,499,614

  Net income                                                                                 2,071,861         2,071,861
                                                           -----------    -------------  --------------    --------------

BALANCE, MARCH 28, 1997                                    13,048,371     $ 96,978,776   $ (19,407,301)    $  77,571,475
                                                           ===========    =============  ==============    ==============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                                                 Three Months                      Three Months
                                                                                    Ended                              Ended
                                                                                March 28, 1997                    March 29, 1996
                                                                               ----------------                  ----------------
OPERATING ACTIVITIES:
  Net income:                                                                  $     2,071,861                   $       959,612
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                      288,572                           112,144
    Deferred income taxes                                                              (39,000)                          (78,000)
    Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable                                                           (1,835,662)                         (629,409)
      Inventory                                                                        193,308                          (278,725)
      Prepaid expenses and other current assets                                        (13,598)                         (265,728)
      Other assets                                                                    (330,209)                          202,792
      Accounts payable                                                               2,338,593                        (1,375,620)
      Accrued expenses and other current liabilities                                   470,996                           234,698
      Accrued interest                                                                                                  (212,823)
      Income taxes payable                                                            (299,960)                          (71,900)
                                                                               ----------------                  ----------------
        Net cash provided by (used in) operating activities                          2,844,901                        (1,402,959)
                                                                               ----------------                  ----------------

INVESTING ACTIVITIES:

  Purchase of property and equipment                                                  (661,603)                         (133,963)
  Proceeds from sale (purchase) of short-term investments                              477,276                        (1,765,035)
  Acquisition of business, including escrow                                         (3,988,455)
                                                                               ----------------                  ----------------
      Net cash used in investing activities                                         (4,172,782)                       (1,898,998)
                                                                               ----------------                  ----------------

FINANCING ACTIVITIES:
  Net repayment of demand notes payable - Bank                                                                        (9,922,510)
  Repayment of note payable                                                           (260,000)
  Principal payments on long-term debt:
    Banks                                                                                                             (1,499,999)
    Related parties                                                                                                   (2,940,922)
  Repurchase of Series A Preferred Stock, plus accrued dividends                                                     (13,870,928)
  Repurchase of Series B Preferred Stock, plus accrued dividends                                                      (6,343,425)
  Repayment of subordinated debentures                                                                                (4,000,000)
  Net proceeds from issuance of Common Stock - initial public offering                                                46,165,181
                                                                               ----------------                  ----------------
      Net cash (used in) provided by financing activities                             (260,000)                        7,587,397
                                                                               ----------------                  ----------------
NET (DECREASE) INCREASE IN CASH                                                     (1,587,881)                        4,285,440
CASH, BEGINNING OF PERIOD                                                           38,228,710                            25,043
                                                                               ----------------                  ----------------
CASH, END OF PERIOD                                                            $    36,640,829                   $     4,310,483
                                                                               ================                  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                   $         5,652                   $       344,599
                                                                               ================                  ================
    Income taxes                                                               $     1,550,600                   $       815,900
                                                                               ================                  ================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIAL ACTIVITIES
  Accretion of mandatorily redeemable Series A Senior and
   Series B Junior Preferred Stock redemption values                                                             $       155,932
  Conversion of Series B Junior Preferred stock into
    454,545 shares of Common Stock                                                                               $     5,000,000

  Issuance of Note in connection with the purchase of:
    Pier-Angeli                                                                $        75,000



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             WILMAR INDUSTRIES, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
------------------------------


The condensed consolidated financial statements include the accounts of Wilmar Industries, Inc. ("Wilmar" or the "Company") and its subsidiaries. Material inter-company balances and transactions have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year ending December 26, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 27, 1996.

Note 2 - Accounting Policies
----------------------------

Earnings Per Share - On February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". This pronouncement will be effective for financial statement for both interim and annual periods ending December 15, 1997. The Company anticipates that this statement will not have a material impact on the it's financial statements.

Note 3 - Acquisition
--------------------

In January 1997, the Company acquired certain assets of Pier-Angeli Group, Inc. ("Pier-Angeli"), a distributor of plumbing and electrical supplies primarily to the multi-family industry or apartment housing market. The total purchase price of the acquisition was approximately $4 million, including costs of acquisition. Goodwill and other intangibles recorded in connection with this acquisition totaled approximately $2 million, and will be amortized on a straight-line basis over 3 to 30 years.

Note 4 - Income Taxes
---------------------

The Company provides for income taxes based upon Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

Note 5 - Computation of Net Income Per Share
--------------------------------------------

Net income per share represents net income divided by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period plus the number of shares of Common Stock required to be sold at the assumed initial public offering price to raise sufficient proceeds to redeem the mandatorily redeemable Preferred Stock (including accrued but unpaid dividends thereon). Net income is not reduced by the provision for accretion of Preferred Stock redemption values of $155,932 for the three months ended March 29, 1996 because the calculation assumes the related Common Stock was outstanding in lieu of the Preferred Stock.

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

Note 6 - Contingencies
----------------------

The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

                            WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forwarding-looking statements include certain information relating to future growth plans, the anticipated costs associated with those plans, the Company's liability and capital resources, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, and factors discussed elsewhere in this report and in the documents incorporated herein by reference. The following discussion should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report on Form 10-Q.

Results of Operations

Three Months Ended March 28, 1997 Compared to Three Months Ended March 29, 1996

Net Sales. Net sales increased by $13.9 million, or 72.0%, to $33.2 million for the three months ended March 28, 1997 from $19.3 million for the corresponding period in 1996. This increase was primarily attributable to the acquisitions of Mile High Maintenance Supply, Inc. ("Mile High"), HMA Enterprises, Inc. ("HMA"), and certain assets of Sun Valley Maintenance Supply, Inc. ("Sun Valley"), Aaron Distributing, Inc. ("Aaron"), and Pier-Angeli Group, Inc. ("Pier-Angeli"), which occurred in May 1996, July 1996, May 1996, November 1996 and January 1997, respectively. In addition, the maturation of the existing sales force, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery), also contributed significantly to the Company's growth. The Company's sales force at the end of the first quarter of 1997 was 152, an increase of 66 when compared with the corresponding quarter of 1996. Sales attributable to the existing sales force (salesman employed for all of both periods) increased 23.0%. Price increases during both periods were modest and made only on selected items. During the three months ended March 28, 1997, Wilmar generated approximately $1.0 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was
30.1 % for the three months ended March 28, 1997 compared to 30.7 % for the corresponding period in 1996. This expected decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market as well as a higher volume of less profitable HVAC equipment and major appliance sales. Increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Chicago, Dallas and Charlotte also contributed to the decrease in gross margin when compared with the first three months of 1996.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $1.7 million, or 58.7% , to $4.7 million for the three months ended March 28, 1997 from $3.0 million for the corresponding period in 1996. As a percentage of net sales, these expenses represented 14.3% for the three months ended March 28, 1997 compared to 15.5% for the corresponding period in 1996. The decrease resulted primarily from the acquisition of HMA, which operates three mature distribution centers and employs a mature sales force. Historically, the Company's operating and selling expenses as a percentage of sales have been higher than HMA's due to the Company's investment in new distribution centers as well as the rapid expansion of the sales force.

                            WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended March 28, 1997 Compared to Three Months Ended March 29, 1996

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $1.1 million, or 87.8%, to $2.3 million for the three months ended March 28, 1997 from $1.2 million for the corresponding period in 1996. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business and an increase in amortization expense attributable to the acquisitions completed since the first quarter of 1996. As a percentage of net sales, these expenses represented 7.0% for the three months ended March 28, 1997 compared to 6.4% for the corresponding period in 1996. The Company expenses all distribution center pre-opening costs when incurred. During the first three months of 1997, the Company incurred approximately $128,000 in expenses related to the assimilation of Aaron and Pier-Angeli and pre-opening expenses for its new Chicago, Dallas and Charlotte
distribution center, (the "Assimilation and pre-opening expenses").   Excluding
these expenses, corporate general and administrative expenses, as a percentage of net sales, would have been 6.6% for the three months ended March 28, 1997.


Operating Income. Operating income increased by $1.2 million, or 71.2%, to $2.9 million for the three months ended March 28, 1997 from $1.7 million for the corresponding period in 1996. As a percentage of net sales, operating income was 8.8% for the three months ended March 28, 1997 and the corresponding period in 1996. Excluding the assimilation and pre-opening expenses, operating income would have increased by $1.3 million, or 78.7% for the three months ended March 28, 1997. As a percentage of net sales, operating income (excluding the assimilation and pre-opening expenses) would have been 9.2% for the first three months of 1997.


Interest (Income) Expense, Net. Net interest expense decreased by $463,000 to $382,000 of net interest income for the three months ended March 28, 1997 from $81,000 of net interest expenses for the corresponding period in 1996 as a result of the reduction in debt made from the proceeds of the initial public offering and the investment income from the proceeds of the secondary offering completed in July 1996.



Liquidity and Capital Resources

Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank line of credit to support increases in accounts receivable and inventory, net of accounts payable. Since its initial public offering in January 1996, additional liquidity has been provided through the proceeds of the sale of its securities.

In January 1996, the Company completed an initial public offering of 4,600,000 shares of its common stock for $11.00 per share resulting in net proceeds (after deducting underwriters' discounts and issuance costs) of $47,058,000.

In July 1996, the Company completed a secondary public offering of 4,335,500 shares of common stock (of which the Company issued 2,565,500 shares) for $17.875 per share resulting in net proceeds to the Company (after deducting underwriters' discounts and issuance costs) of $43,575,000.

                            WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources


Cash provided by operating activities was $2.8 million during the three months ended March 28, 1997 compared to $1.4 million of cash used in operating activities during the corresponding period in 1996. Cash provided by operating activities during the three months ended March 28, 1997 consisted of $2.1 million of net income before adding back depreciation and amortization and other non-cash charges, increased $700,000 by changes in operating assets and liabilities primarily resulting from a $2.3 million increase in accounts payable offset by an increase in the accounts receivable of $1.8 million, consistent with its higher volume of business.

Cash used in investing activities during the three months ended March 28, 1997 was $4.2 million, consisting of $4.0 million related to the acquisition of Pier-Angeli, $477,000 in proceeds from the sale of short-term investments, and $661,000 for the purchase of property and equipment. Cash used in financing activities during the first quarter of 1997 was $260,000, consisting of the repayment of a note payable.

Capital expenditures were $661,000 for the three months ended March 28, 1997 compared to $134,000 for the corresponding period in 1996. The Company spent approximately $321,000 in the first quarter to equip its new Philadelphia, Dallas and Charlotte distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facility consists of a $10.0 million unsecured bank line of credit. This line of credit had a zero balance as of March 28, 1997. In April 1997, the Company renewed its existing $10.0 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate. The renewed credit facility will expire in June 1998. The Company believes it could increase the amount of this credit facility if needed, although there can be no assurance that it could do so on equally or more favorable terms.

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


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits
       --------

  11*  Computation of Earnings Per Share

  27*  Financial Data Schedule

___________________
*  Filed herewith


  (b) Reports on Form 8-K
      -------------------
  The Company did not file a Form 8-K during the quarter ended March 28, 1997.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WILMAR INDUSTRIES, INC.



                                      By:  /s/ Michael T. Toomey
                                         ---------------------------------------
                                           Michael T. Toomey
                                           Chief Financial Officer and Treasurer
                                          (Duly authorized officer and
                                              Principal financial officer)


Date:   May 12, 1997