Form 10-Q
period 1997-06-30
WILMAR INDUSTRIES INC
filed 1997-08-11
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1997

                                      OR


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission File No.  0-27424
                                              -------



                            WILMAR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


                New Jersey                            22-2232386
        --------------------------------              -----------------
        (State of incorporation or                    (I.R.S. Employer
        organization)                                 Identification No.)


        303 Harper Drive
        Moorestown, New Jersey                                08057
        ----------------------                        -----------------------
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


                            Yes  X        No
                                            ----


     The number of shares of the registrant's common stock, no par value, outstanding as of July 31, 1997 were 13,138,757.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
-------------------------------------------------------------------------------

                                                                                              June 27,              December 27,
                                                                                                1997                    1996
                                                                                          ----------------      -----------------
ASSETS

CURRENT ASSETS
   Cash                                                                                   $    40,281,613        $    38,228,710
   Cash - restricted                                                                              515,703                719,185
   Investments                                                                                    531,415              3,927,276
   Accounts Receivable - trade, net of allowance for doubtful accounts
    of $ 926,900 in 1997 and $ 806,300  in 1996.                                               21,660,981             16,140,693
   Inventory                                                                                   20,258,769             17,669,441
   Prepaid expenses and other current assets                                                    1,002,968                656,588
   Deferred income taxes                                                                          817,000                768,000
                                                                                          ----------------      -----------------

       Total current assets                                                                    85,068,449             78,109,893

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,853,361 in 1997
    $2,486,092 in 1996.                                                                         3,098,746              2,460,748

GOODWILL, net of accumulated amortization of $208,902  in 1997 and $ 100,755 in 1996            6,412,646              4,932,050

OTHER ASSETS                                                                                    3,324,860              2,806,452
                                                                                          ----------------      -----------------

TOTAL ASSETS                                                                              $    97,904,701        $    88,309,143
                                                                                          ================      =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable                                                                         $       100,000        $       285,000
   Accounts payable                                                                           12,539,005              8,537,019
   Accrued expenses and other current liabilities                                              2,650,948              2,053,350
   Income taxes payable                                                                        1,584,607              1,934,160
                                                                                         ----------------      -----------------

             Total current liabilities                                                        16,874,560             12,809,529
                                                                                         ----------------      -----------------

COMMITMENTS AND CONTINGENT LIABILITIES


STOCKHOLDERS' EQUITY :
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
    13,133,573 shares issued and outstanding in 1997
    13,048,371 shares issued and outstanding in 1996                                           98,190,574             96,978,776
Retained Earnings (accumulated deficit)                                                       (17,160,433)           (21,479,162)
                                                                                          ----------------      -----------------

       Total stockholders' equity                                                              81,030,141             75,499,614
                                                                                          ----------------      -----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $    97,904,701        $    88,309,143
                                                                                          ================      =================


 The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
-------------------------------------------------------------------------------

                                                      For the Three      For the Three        For the Six        For the Six
                                                       Months Ended       Months Ended        Months Ended       Months Ended
                                                         June 27,           June 28,            June 27,           June 28,
                                                           1997               1996                1997               1996
                                                      --------------     --------------      --------------    ---------------
SALES                                                  $ 36,409,392       $ 21,415,017        $ 69,618,567      $  40,723,576

COST OF SALES                                            25,639,353         14,861,733          48,853,508         28,234,686
                                                      --------------     --------------      --------------    ---------------
      Gross profit                                       10,770,039          6,553,284          20,765,059         12,488,890

OPERATING EXPENSES:

  Operating and selling expenses                          5,029,959          3,120,840           9,771,000          6,108,085

  Corporate general and administrative expenses           2,588,337          1,479,815           4,920,725          2,721,860
                                                      --------------     --------------      --------------    ---------------

                                                          7,618,296          4,600,655          14,691,725          8,829,945
                                                      --------------     --------------      --------------    ---------------

      Operating income                                    3,151,743          1,952,629           6,073,334          3,658,945

INTEREST (INCOME) EXPENSE, NET                             (426,325)           (51,745)           (808,295)            28,959
                                                      --------------     --------------      --------------    ---------------

      Income before income taxes                          3,578,068          2,004,374           6,881,629          3,629,986

PROVISION FOR INCOME TAXES                                1,331,200            786,000           2,562,900          1,452,000
                                                      --------------     --------------      --------------    ---------------

      Net income                                       $  2,246,868       $  1,218,374        $  4,318,729      $   2,177,986
                                                      ==============     ==============      ==============    ===============

  Net income per share                                 $       0.17       $       0.11        $       0.32      $        0.21
                                                      ==============     ==============      ==============    ===============

  Weighted average shares outstanding                    13,363,934         10,660,956          13,339,579         10,308,783
                                                      ==============     ==============      ==============    ===============

  The accompanying note are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - Unaudited
--------------------------------------------------------------------------------


                                                                                                Retained           Total
                                                                                                Earnings        Stockholders'
                                                              Common            Stock         (Accumulated         Equity
                                                              Shares            Amount           Deficit)         (Deficit)
                                                          -------------    --------------    ---------------   --------------
BALANCE, DECEMBER 29, 1995                                   5,320,000      $    124,231      $ (27,186,322)    $(27,062,091)

    Accretion of Mandatorily Redeemable
       Preferred Stock                                                                             (155,932)        (155,932)

    Conversion of Series B Preferred Stock                     454,545         5,000,000                           5,000,000

    Issuance of Common Stock - Initial Public Offering       4,600,000        46,152,891                          46,152,891

    Issuance of Common Stock - HMA Acquisition                  63,980         1,522,000                           1,522,000

    Issuance of Common Stock - Secondary Offering            2,565,500        43,179,654                          43,179,654

    Issuance of Common Stock - Aaron Acquisition                44,346         1,000,000                           1,000,000

    Net income                                                                                    5,863,092        5,863,092
                                                          -------------    --------------    ---------------   --------------

BALANCE, DECEMBER 27, 1996                                  13,048,371      $ 96,978,776      $ (21,479,162)    $ 75,499,614

    Excercised Stock Options                                    85,202           799,798                             799,798

    Tax Benefit from Excercised Stock Options                                    412,000                             412,000

    Net income                                                                                    4,318,729        4,318,729
                                                          -------------    --------------    ---------------   --------------

BALANCE, JUNE 27, 1997                                      13,133,573      $ 97,778,574      $ (17,160,433)    $ 81,030,141
                                                          =============    ==============    ===============   ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                                                     Six Months Ended         Six Months Ended
                                                                                       June 27, 1997            June 28, 1996
                                                                                   -------------------      --------------------
OPERATING ACTIVITIES :
  Net Income                                                                        $       4,318,729        $        2,177,986
  Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                         585,714                   235,764
        Deferred income taxes                                                                 (49,000)                 (218,000)
        Tax benefit from exercise of Stock Options                                            412,000
        Gain on disposition of property and equipment                                                                    (2,036)
        Changes in assets and liabilities, net of effects of acquisition:
             Accounts receivable                                                           (3,995,611)               (1,296,091)
             Inventory                                                                     (2,017,932)                 (705,592)
             Prepaid expenses and other current assets                                        117,102                  (194,483)
             Goodwill                                                                          (3,525)
             Other assets                                                                    (628,706)                  141,493
             Accounts Payable                                                               4,001,986                (1,325,094)
             Accrued expenses and other current liabilities                                   615,598                    79,503
             Accrued interest                                                                                          (212,823)
             Income taxes payable                                                            (349,553)                 (161,750)
                                                                                   -------------------      --------------------

                 Net cash provided by (used in) operating activities                        3,006,802                (1,481,123)
                                                                                   -------------------      --------------------

INVESTING ACTIVITIES :
  Purchase of property and equipment                                                         (983,103)                 (306,172)
  Proceeds from sale of property and equipment                                                                            3,000
  Proceeds from short-term investments                                                      3,395,861
  Acquisition of business, including escrow                                                (3,988,455)               (1,570,679)
  Proceeds from escrow settlement                                                              82,000
                                                                                   -------------------      --------------------

                 Net cash used in investing activities                                     (1,493,697)               (1,873,851)
                                                                                   -------------------      --------------------

FINANCING ACTIVITIES :
  Net proceeds (repayments) of demand notes payable - Bank                                                           (9,922,510)
  Repayment of note payable                                                                  (260,000)
  Principal payments on long-term debt :
        Banks                                                                                                        (1,499,999)
        Related parties                                                                                              (2,940,922)
  Repurchase of Series A Preferred Stock, plus accrued dividends                                                    (13,870,928)
  Repurchase of Series B Preferred Stock, plus accrued dividends                                                     (6,343,425)
  Proceeds from the issuance (repayment) of subordinated debentures                                                  (4,000,000)
  Net proceeds from exercise of stock options                                                 799,798                46,152,891
                                                                                   -------------------      --------------------

                 Net cash provided by financing activities                                    539,798                 7,575,107
                                                                                   -------------------      --------------------

NET (DECREASE) INCREASE IN CASH                                                             2,052,903                 4,220,133

CASH, BEGINNING OF PERIOD                                                                  38,228,710                    25,043
                                                                                   -------------------      --------------------

CASH, END OF PERIOD                                                                 $      40,281,613        $        4,245,176
                                                                                   ===================      ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
        Interest                                                                    $          19,802        $          356,325
                                                                                   ===================      ====================
        Income taxes                                                                $       2,669,100        $        1,831,750
                                                                                   ===================      ====================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accretion of mandatorily redeemable Series A Senior and
   Series B Junior Preferred Stock redemption values                                                         $          155,932

  Conversion of Series B Junior Preferred stock into
        454,545 shares of Common stock                                                                       $        5,000,000

  Issuance of Note in connection with the purchase of :
            Pier-Angeli                                                             $          75,000

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

Note 2 - Accounting Policies
----------------------------

Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". This pronouncement will be effective for financial statements for both interim and annual periods ending December 15, 1997. The Company anticipates that this statement will not have a material impact on its financial statements.

Note 3 - Acquisition
--------------------

In January 1997, the Company acquired certain assets of Pier-Angeli Group, Inc. ("Pier-Angeli"), a distributor of plumbing and electrical supplies primarily to the multi-family industry or apartment housing market. The total purchase price of the acquisition was approximately $4 million, including costs of acquisition. Goodwill and other intangibles recorded in connection with this acquisition totaled approximately $2 million, and are being amortized on a straight-line basis over 3 to 30 years.

Note 4 - Income Taxes
---------------------

The Company provides for income taxes based upon Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

Note 5 - Computation of Net Income Per Share
---------------------------------------------

Net income per share represents net income divided by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period plus the number of shares of Common Stock required to be sold at the assumed initial public offering price to raise sufficient proceeds to redeem the mandatorily redeemable Preferred Stock (including accrued but unpaid dividends thereon). Net income is not reduced by the provision for accretion of Preferred Stock redemption values of $155,932 for the six months ended June 28, 1996 because the calculation assumes the related Common Stock was outstanding in lieu of the Preferred Stock.

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

Note 6 - Contingencies
----------------------

The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations, financial position or cash flows.

                            WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to future growth plans, the anticipated costs associated with those plans, the Company's liability and capital resources, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, and factors discussed elsewhere in this report and in the documents incorporated herein by reference. The following discussion should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report on Form 10-Q.

Results of Operations

Six Months Ended June 27, 1997 Compared to Six Months Ended June 28, 1996.

Net Sales. Net sales increased by $28.9 million, or 71.0%, to $69.6 million for the six months ended June 27, 1997 from $40.7 million for the corresponding period in 1996. This increase was primarily attributable to the acquisitions of Mile High Maintenance Supply, Inc. ("Mile High"), HMA Enterprises, Inc. ("HMA") and certain assets of Sun Valley Maintenance Supply , Inc. ("Sun Valley"), Aaron Distributing, Inc. ("Aaron"), and Pier-Angeli Group, Inc. ("Pier-Angeli") which occurred in May 1996, July 1996, May 1996, November 1996 and January 1997
respectively.   In addition, the maturation of the existing sales force, the
Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery), also contributed significantly to the Company's growth. The Company's sales force at the end of the second quarter of 1997 was 149 an increase of 60 when compared with the corresponding quarter of 1996. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 21.0%. Price increases during both periods were modest and made only on selected items. During the six months ended June 27, 1997, Wilmar generated approximately $2.1 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit.  Cost of sales includes merchandise, freight, distribution center
occupancy and delivery costs.   As a percentage of net sales, gross profit was
29.8% for the six months ended June 27, 1997 compared to 30.7% for the corresponding period in 1996. This expected decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market as well as a higher volume of less profitable HVAC equipment and major appliance sales. Increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Chicago, Dallas, Phoenix and Charlotte also contributed to the decrease in gross margin when compared with the first six months of 1996.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $3.7 million, or 60.0%, to $9.8 million for the six months ended June 27, 1997 from $6.1 million for the corresponding period in 1996. As a percentage of net sales, these expenses represented 14.0% for the six months ended June 27, 1997 compared to 15.0% for the corresponding period in 1996. The decrease resulted primarily from the acquisition of HMA, which operates three mature distribution centers and employs a mature sales force. Historically, the Company's operating and selling expenses as a percentage of sales have been higher than HMA's due to the Company's investment in new distribution centers as well as the rapid expansion of the sales force.

                         WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Six Months Ended June 27, 1997 Compared to Six Months Ended June 28, 1996

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $2.2 million or 80.8%, to $4.9 million for the six months ended June 27, 1997 from $2.7 million for the corresponding period in 1996. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business and an increase in amortization expense attributable to the acquisitions completed since the first quarter of 1996. As a percentage of net sales, these expenses represented 7.1% for the six months ended June 27, 1997 compared to 6.7% for the corresponding period in 1996. During the first six months of 1997, the Company incurred approximately $201,000 in expenses related to the assimilation of HMA, Aaron and Pier-Angeli and pre-opening expenses for its new Phoenix and Charlotte distribution centers, (the "assimilation and pre-opening expenses"). The Company expenses all distribution center pre-opening and acquisition assimilation costs when incurred. Excluding the expenses, corporate general and administrative expenses as a percentage of net sales would have been 6.8% for the six months ended June 27, 1997 compared to 6.6% for the corresponding period in 1996.

Operating Income. Operating income increased by $2.4 million, or 66.0%, to $6.1 million for the six months ended June 27, 1997 from $3.7 million for the corresponding period in 1996. As a percentage of net sales, operating income was 8.7% for the six months ended June 27, 1997 compared to 9.0% for the corresponding period in 1996. Excluding assimilation and pre-opening expenses, operating income would have increased by $2.6 million, or 69% for the six months of 1997 As a percentage of net sales, operating income (excluding the assimilation and pre-opening expenses) would have been 9.0% for the six months in 1997 compared to 9.1% for the first six months of 1996.

Interest (Income) Expense Net. Net interest expense decreased by $837,000 to $808,000 of net interest income for the six months ended June 27, 1997 from $29,000 of net interest expense for the corresponding period in 1996 as a result of the reduction in debt made from the proceeds of the initial public offering and the investment income from the proceeds of the secondary public offering completion in July, 1996.

Three Months Ended June 27, 1997 Compared to Three Months Ended June 28, 1996

Net Sales. Net sales increased by $15.0 million, or 70.0%, to $36.4 million for the three months ended June 27, 1997 from $21.4 million for the corresponding period in 1996. This increase was primarily attributable to the acquisitions of Mile High, HMA and certain assets of Sun Valley, Aaron and Pier-Angeli which occurred in May 1996, July 1996, May 1996, November 1996 and January 1997, respectively. In addition, the maturation of the existing sales force, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling", also contributed significantly to the Company's growth. Price increases during both periods were modest and made only on selected items. During the three months ended June 27, 1997, Wilmar generated approximately $1.1 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

                         WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended June 27, 1997 Compared to Three Months Ended June 28, 1996

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was
29.6 % for the three months ended June 27, 1997 compared to 30.6 % for the corresponding period in 1996. This expected decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market as well as a higher volume of less profitable HVAC equipment and major appliance sales. Increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Chicago, Dallas and Charlotte also contributed to the decrease in gross margin when compared with the three months ended June 28, 1996.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $1.9 million, or 61.2% , to $5.0 million for the three months ended June 27, 1997 from $3.1 million for the corresponding period in 1996. As a percentage of net sales, these expenses represented 13.8% for the three months ended June 27, 1997 compared to 14.6% for the corresponding period in 1996. The decrease resulted primarily from the acquisition of HMA, which operates three mature distribution centers and employs a mature sales force. Historically, the Company's operating and selling expenses as a percentage of sales have been higher than HMA's due to the Company's investment in new distribution centers as well as the rapid expansion of the sales force.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $1.1 million, or 74.9%, to $2.6 million for the three months ended June 27, 1997 from $1.5 million for the corresponding period in 1996. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business and an increase in amortization expense attributable to the acquisitions completed since the first quarter of 1996. As a percentage of net sales, these expenses represented 7.1% for the three months ended June 27, 1997 compared to 6.9% for the corresponding period in 1996. During the three months ended June 27, 1997, the Company incurred approximately $73,000 in expenses related to the assimilation of HMA and pre-opening expenses for its new Phoenix distribution center. The Company expenses all distribution center pre-opening and acquisition assimilation costs when incurred. Excluding these expenses, corporate general and administrative expenses, as a percentage of net sales, would have been 6.9% for the three months ended June 27, 1997.

Operating Income. Operating income increased by $1.2 million, or 61.4%, to $3.2 million for the three months ended June 27, 1997 from $2.0 million for the corresponding period in 1996. As a percentage of net sales, operating income was 8.7% for the three months ended June 27, 1997 compared to 9.1% for the corresponding period in 1996. Excluding the assimilation and pre-opening expenses, operating income would have increased by $1.3 million, or 64.1% for the three months ended June 27, 1997. As a percentage of net sales, operating income (excluding the assimilation and pre-opening expenses) would have been 9.2% for the three months ended June 27, 1997.

Interest (Income) Expense, Net. Net interest income increased by $374,000 to $426,000 of net interest income for the three months ended June 27, 1997 from $52,000 of net interest income for the corresponding period in 1996. As a result of the reduction in debt made from the proceeds of the initial public offering and the investment income from the proceeds of the secondary public offering completed in July 1996.

                                 WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources


Cash provided by operating activities was $3.0 million during the six months ended June 27, 1997 compared to $1.5 million of cash used in operating activities during the corresponding period in 1996. Cash provided by operating activities during the six months ended June 27, 1997 consisted of $4.3 million of net income before adding back depreciation and amortization and other non-cash charges, decreased $1.7 million by changes in operating assets and liabilities primarily resulting from a $4.5 million increase in accounts payable and accrued expenses offset by an increase in the accounts receivable and inventory of $6.0 million, consistent with its higher volume of business.


Cash used in investing activities during the six months ended June 27, 1997 was $1.5 million, consisting of $4.0 million related to the acquisition of Pier-Angeli, $3.4 million in proceeds from the sale of short-term investments, and $983,000 for the purchase of property and equipment.

Cash provided by financing activities during the six months ended June 27, 1997 was $540,000, consisting of $800,000 of net proceeds from exercise of stock options, reduced by $260,000 for the repayment of a note payable.

Capital expenditures were $983,000 for the six months ended June 27, 1997 compared to $308,000 for the corresponding period in 1996. The Company spent approximately $464,000 on capital expenditures during the six months ended June 27, 1997 primarily for office, computer and distribution center equipment. Additionally, the Company spent approximately $519,000 during the six months ended June 27,1997 to equip its new Philadelphia, Dallas, Phoenix and Charlotte distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facility consists of a $10.0 million unsecured bank line of credit. This line of credit had a zero balance as of June 27, 1997. In April 1997, the Company renewed its existing $10.0 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate. The renewed credit facility will expire in June 1998. The Company believes It could increase the amount of this credit facility if needed, although there can be no assurance that it could do so on equally or more favorable terms.

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

----------------------
*  Filed herewith


   (b) Reports on Form 8-K
       -------------------

   The Company did not file a Form 8-K during the quarter ended June 27, 1997.

                                 SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WILMAR INDUSTRIES, INC.



                                   By:  /s/ Michael T. Toomey
                                      -----------------------------------------
                                       Michael T. Toomey
                                       Chief Financial Officer and Treasurer
                                       (Duly authorized officer and
                                         Principal financial officer)


Date:  August 11, 1997