Form 10-Q
period 1997-09-26
WILMAR INDUSTRIES INC
filed 1997-11-10
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 26, 1997

                                      OR


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                          Commission File No. 0-27424



                            WILMAR INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


               New Jersey                                  22-2232386
        --------------------------                         ------------------
        (State of incorporation or                         (I.R.S. Employer
         organization)                                     Identification No.)


        303 Harper Drive
        Moorestown, New Jersey                                  08057
        ----------------------                             ------------------
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


                                    Yes    X                  No
                                          ---                    ---

         The number of shares of the registrant's common stock, no par value, outstanding as of October 31, 1997 were 13,335,754.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
--------------------------------------------------------------------------------

                                                                                            September 26,           December 27,
                                                                                                 1997                   1996
                                                                                          ------------------     ------------------
ASSETS

CURRENT ASSETS
   Cash                                                                                   $      31,943,545       $     38,228,710
   Cash - restricted                                                                                280,243                719,185
   Investments                                                                                            -              3,927,276
   Accounts Receivable - trade, net of allowance for doubtful accounts
    of $1,551,300 in 1997 and $ 806,300  in 1996.                                                27,594,299             16,140,693
   Inventory                                                                                     21,847,313             17,669,441
   Prepaid expenses and other current assets                                                        456,319                656,588
   Deferred income taxes                                                                          1,253,000                768,000
                                                                                          ------------------     ------------------

        Total current assets                                                                     83,374,719             78,109,893

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,745,811 in 1997
   $2,486,092 in 1996.                                                                            3,681,271              2,460,748

GOODWILL, net of accumulated amortization of $293,375  in 1997 and $ 100,756  in 1996            18,385,102              4,932,050

OTHER ASSETS                                                                                      4,877,047              2,806,452
                                                                                          ------------------     ------------------

TOTAL ASSETS                                                                              $     110,318,139       $     88,309,143
                                                                                          ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable                                                                          $         600,000       $        285,000
   Accounts payable                                                                              16,196,368              8,537,019
   Accrued expenses and other current liabilities                                                 5,270,374              2,053,350
   Income taxes payable                                                                             203,417              1,934,160
                                                                                          ------------------     ------------------

        Total current liabilities                                                                22,270,159             12,809,529
                                                                                          ------------------     ------------------

COMMITMENTS AND CONTINGENT LIABILITIES


STOCKHOLDERS' EQUITY :
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
 Common stock, no par value - 50,000,000 shares authorized;
   13,335,754 shares issued and outstanding in 1997
   13,048,371 shares issued and outstanding in 1996                                             102,793,984             96,978,776
Retained Earnings (accumulated deficit)                                                         (14,746,004)           (21,479,162)
                                                                                          ------------------     ------------------

        Total stockholders' equity                                                               88,047,980             75,499,614
                                                                                          ------------------     ------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $     110,318,139       $     88,309,143
                                                                                          ==================     ==================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                                         For the Three       For the Three      For the Nine       For the Nine
                                                         Months Ended        Months Ended       Months Ended       Months Ended
                                                         September 26,       September 27,      September 26,      September 27,
                                                             1997                1996               1997               1996
                                                       ----------------    ----------------   ----------------    ---------------
SALES                                                  $    40,184,412      $   30,711,875     $  109,802,979    $    71,435,451

COST OF SALES                                               28,472,789          21,994,223         77,326,297         50,228,909
                                                       ----------------    ----------------   ----------------   ----------------

              Gross profit                                  11,711,623           8,717,652         32,476,682         21,206,542

OPERATING EXPENSES:

    Operating and selling expenses                           5,588,799           3,977,333         15,359,799         10,085,418

    Corporate general and administrative expenses            2,434,389           1,966,548          7,355,114          4,688,408

    Non-recurring severance expense                            259,000                                259,000
                                                       ----------------    ----------------   ----------------   ----------------

                                                             8,282,188           5,943,881         22,973,913         14,773,826
                                                       ----------------    ----------------   ----------------   ----------------

              Operating income                               3,429,435           2,773,771          9,502,769          6,432,716

INTEREST (INCOME) EXPENSE, NET                                (413,394)           (182,107)        (1,221,689)          (153,148)
                                                       ----------------    ----------------   ----------------   ----------------

               Income before income taxes                    3,842,829           2,955,878         10,724,458          6,585,864

PROVISION FOR INCOME TAXES                                   1,428,400           1,099,000          3,991,300          2,551,000
                                                       ----------------    ----------------   ----------------   ----------------

               Net income                               $    2,414,429      $    1,856,878     $    6,733,158    $     4,034,864
                                                       ================    ================   ================   ================

    Net income per share                                $         0.18      $         0.15    $          0.50   $           0.37
                                                       ================    ================   ================   ================

    Weighted average shares outstanding                     13,476,579          12,293,141         13,386,268         10,980,406
                                                       ================    ================   ================   ================


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - Unaudited
--------------------------------------------------------------------------------

                                                                                                   Retained             Total
                                                                                                   Earnings         Stockholders'
                                                                Common            Stock          (Accumulated          Equity
                                                                Shares           Amount            Deficit)           (Deficit)
                                                              --------------   ---------------  ----------------   -----------------
BALANCE, DECEMBER 29, 1995                                        5,320,000    $      124,231   $   (27,186,322)   $    (27,062,091)

    Accretion of Mandatorily Redeemable
       Preferred Stock                                                                                 (155,932)           (155,932)

    Conversion of Series B Preferred Stock                          454,545         5,000,000                             5,000,000

    Issuance of Common Stock - Initial Public Offering            4,600,000        46,152,891                            46,152,891

    Issuance of Common Stock - HMA Acquisition                       63,980         1,522,000                             1,522,000

    Issuance of Common Stock - Secondary Offering                 2,565,500        43,179,654                            43,179,654

    Issuance of Common Stock - Aaron Acquisition                     44,346         1,000,000                             1,000,000

    Net income                                                                                        5,863,092           5,863,092
                                                              --------------   ---------------  ----------------   -----------------

BALANCE, DECEMBER 27, 1996                                       13,048,371    $   96,978,776   $   (21,479,162)   $     75,499,614

    Excercised Stock Options                                        131,485         1,305,796                             1,305,796

    Tax Benefit from Excercised Stock Options                                         660,000                               660,000

    Issuance of Common Stock - Mile High Acquisition                  4,652           100,024                               100,024

    Issuance of Common Stock - Management Supply Acquisition        151,246         3,749,388                             3,749,388

    Net income                                                                                        6,733,158           6,733,158
                                                              --------------   ---------------  ----------------   -----------------

BALANCE, SEPTEMBER 26, 1997                                      13,335,754    $  102,793,984   $   (14,746,004)   $     88,047,980
                                                              ==============   ===============  ================   =================






                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended     Nine Months Ended
                                                                                         September 26, 1997    September 27, 1996
                                                                                       ---------------------  --------------------
OPERATING ACTIVITIES :
      Net Income                                                                        $         6,733,158   $         4,034,864
      Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
           Depreciation and amortization                                                            931,716               457,529
           Deferred income taxes                                                                   (260,000)             (209,000)
           Tax benefit from excercise of Stock Options                                              660,000                     -
           Gain on disposition of property and equipment                                                                     (237)
           Changes in assets and liabilities, net of effects of acquisition:
               Accounts receivable                                                               (6,576,004)           (3,744,841)
               Inventory                                                                         (1,383,658)             (773,584)
               Prepaid expenses and other current assets                                            238,376              (105,980)
               Other assets                                                                        (118,965)              123,982
               Accounts Payable                                                                   5,181,876            (2,087,849)
               Accrued expenses and other current liabilities                                     1,944,766               592,339
               Accrued interest                                                                                          (212,823)
               Income taxes payable                                                              (2,129,743)              220,619
                                                                                       ---------------------  --------------------
                    Net cash provided by (used in) operating activities                           5,221,522            (1,704,981)
                                                                                       ---------------------  --------------------
INVESTING ACTIVITIES :
      Purchase of property and equipment                                                         (1,295,984)             (976,731)
      Proceeds from sale of property and equipment                                                                          3,750
      Proceeds from  (purchase of) short-term investments                                         3,927,276            (4,122,641)
      Acquisitions of businesses, including escrow                                              (15,267,275)           (6,090,682)
      Proceeds from escrow settlement                                                                82,000                     -
                                                                                       ---------------------  --------------------
                   Net cash used in investing activities                                        (12,553,983)          (11,186,304)
                                                                                       ---------------------  --------------------
FINANCING ACTIVITIES :
      Net proceeds (repayments) of demand notes payable - Bank                                                         (9,922,510)
      Repayment of note payable                                                                    (260,000)                    -
      Principal payments on long-term debt :
           Banks                                                                                                       (1,517,564)
           Related parties                                                                                             (2,940,922)
           Capital leases                                                                                                 (12,132)
      Proceeds from long-term Capital leases                                                                               65,606
      Repurchase of Series A Preferred Stock, plus accrued dividends                                                  (13,870,928)
      Repurchase of Series B Preferred Stock, plus accrued dividends                                                   (6,343,425)
      Proceeds from the issuance (repayment) of subordinated debentures                                                (4,000,000)
      Net Proceeds from issuance of Common Stock - Initial Public Offering                                             46,152,891
      Net Proceeds from issuance of Common Stock - Secondary Public Offering                                           43,179,654
      Net proceeds from exercise of stock options                                                 1,305,796                     -
                                                                                       ---------------------  --------------------
                    Net cash provided by financing activities                                     1,045,796            50,790,670
                                                                                       ---------------------  --------------------

NET (DECREASE) INCREASE IN CASH                                                                  (6,286,665)           37,899,385

CASH, BEGINNING OF PERIOD                                                                        38,230,210                25,043
                                                                                       ---------------------  --------------------
CASH, END OF PERIOD                                                                     $        31,943,545   $        37,924,428
                                                                                       =====================  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for:
           Interest                                                                     $            25,748   $           384,081
                                                                                       =====================  ====================
           Income taxes                                                                 $         5,586,850   $         2,449,352
                                                                                       =====================  ====================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
      Accretion of mandatorily redeemable Series A Senior and
        Series B Junior Preferred Stock redemption values                                                     $           155,932

      Conversion of Series B Junior Preferred stock into
           454,545 shares of Common stock                                                                     $         5,000,000

      Issuance of Common Stock in connection with the purchase of :
               HMA Enterprises, Inc.                                                                          $         1,522,000
               Management Supply Company                                                $         3,749,388
               Mile High Maintenance Supply                                             $           100,024

      Issuance of Note in connection with the purchase of :
               Pier-Angeli                                                              $            75,000                     -
               Management Supply Company                                                $           500,000

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

During the third quarter of 1997, the Company negotiated and settled two employee severance contracts. Other than the impact on current earnings, the Company believes operations will not be negatively impacted as a result of these actions.

Note 2 - Accounting Policies
----------------------------

Earnings Per Share - In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". This pronouncement will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company anticipates that this statement will not have a material impact on its financial statements.

Disclosures About Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No.
131. The Company does not expect adoption of this statement to result in significant changes to its presentation of financial data by business segment. The Company expects to adopt SFAS No. 131 effective January 1, 1998.

Note 3 - Acquisitions
---------------------

In January 1997, the Company acquired certain assets of Pier-Angeli Group, Inc. ("Pier-Angeli"), a distributor of plumbing and electrical supplies primarily to the multi-family industry or apartment housing market. The total purchase price of the acquisition was paid in cash, including costs of acquisition. Goodwill and other intangibles recorded in connection with this acquisition are being amortized on a straight-line basis over 3 to 30 years.

In August, 1997, the Company acquired certain assets of Lindley Plumbing and Supply Company ("Lindley"), a distributor of plumbing supplies primarily to the multi-family industry or apartment housing market. The total purchase price of the acquisition was paid in cash. Goodwill and other intangibles recorded in connection with this acquisition are being amortized on a straight-line basis over 3 to 40 years.

In September, 1997, the Company acquired 100% of the capital stock of Management Supply Company ("MSC"), a distributor of repair and maintenance supplies, based in Farmington Hills, Michigan. The purchase price of this acquisition consisted of cash and common stock of the company and has been allocated to the assets acquired based upon their estimated fair market values. The accompanying financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized. Goodwill and other intangibles recorded in connection with this acquisition are being amortized on a straight-line basis over 3 to 40 years.

Each of the Acquisitions described above have been accounted for using the Purchase Method. Goodwill recorded in these transactions totaled $12.8 million.

                            WILMAR INDUSTRIES, INC.

Note 4 - Income Taxes
---------------------

The Company provides for income taxes based upon Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

Note 5 - Computation of Net Income Per Share
--------------------------------------------

Net income per share represents net income divided by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period plus the number of shares of Common Stock required to be sold at the assumed initial public offering price to raise sufficient proceeds to redeem the mandatorily redeemable Preferred Stock (including accrued but unpaid dividends thereon). Net income is not reduced by the provision for accretion of Preferred Stock redemption values of $ 155,932 for the nine months ended September 27, 1996 because the calculation assumes the related Common Stock was outstanding in lieu of the Preferred Stock.

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

Results of Operations

Nine Months Ended September 26, 1997 Compared to Nine Months Ended September 27, 1996.

Net Sales. Net sales increased by $ 38.4 million, or 53.7%, to $ 109.8 million for the nine months ended September 26, 1997 from $ 71.4 million for the corresponding period in 1996. This increase was primarily attributable to the acquisitions of Mile High Maintenance Supply, Inc. ("Mile High"), HMA Enterprises, Inc. ("HMA"), Management Supply Company ("MSC"), and certain assets of Sun Valley Maintenance Supply, Inc. ("Sun Valley"), Aaron Distributing, Inc. ("Aaron"), Pier-Angeli Group, Inc. ("Pier-Angeli"), and Lindley Plumbing and Supply Company ("Lindley"), which occurred in May, 1996, July, 1996, September, 1997, May, 1996, November, 1996, January, 1997, and August, 1997, respectively. In addition, the maturation of the existing sales force, the Company's telesales effort, increased sales to national accounts and a continuing investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery), also contributed significantly to the Company's growth. The Company's sales force at the end of the third quarter of 1997 was 154, an increase of 41 when compared with the corresponding quarter of 1996. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 21%. Price increases during both periods were modest and made only on selected items. During the nine months ended September 26, 1997, Wilmar generated approximately $3.5 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 29.6% for the nine months ended September 26, 1997 compared to 29.7% for the corresponding period in 1996. This expected decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market as well as a higher volume of less profitable HVAC equipment and major appliance sales. In addition, the acquisition of MSC, whose historic gross margins reflects their higher volume in lower margin major appliances, the increase in delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Chicago, Dallas, Phoenix and Charlotte also contributed to the decrease in gross margin when compared with the first nine months of 1996.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $5.3 million, or 52.3%, to $ 15.4 million for the nine months ended September 26, 1997 from $ 10.1 million for the corresponding period in 1996. As a percentage of net sales, these expenses represented 14.0% for the nine months ended September 26, 1997 compared to 14.1% for the corresponding period in 1996. The decrease resulted primarily from the acquisition of HMA, which operates three mature distribution centers and employs a mature sales force. The improvement resulting from the HMA acquisition was offset by the Company's continual investment in new distribution centers as well as the rapid expansion of the sales force.

                            WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Nine Months Ended September 26, 1997 Compared to Nine Months Ended September 27, 1996

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $ 2.7 million or 56.9%, to $7.4 million for the nine months ended September 26, 1997 from $4.7 million for the corresponding period in 1996. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business and an increase in amortization expense attributable to the acquisitions completed since the first quarter of 1996. As a percentage of net sales, these expenses represented 6.7% for the nine months ended September 26, 1997 compared to 6.6% for the corresponding period in 1996. The Company expenses all distribution center pre-opening costs when incurred. During the first nine months of 1997, the Company incurred approximately $ 292,000 in expenses related to the assimilation of HMA, Aaron and Pier-Angeli and pre-opening expenses for its new Chicago, Dallas, Phoenix and Charlotte distribution centers, (the "assimilation and pre-opening expenses"). Excluding these expenses, corporate general and administrative expenses as a percentage of net sales would have been 6.4% for the nine months ended September 26, 1997 compared to 6.5% for the corresponding period in 1996.

Operating Income. Operating income increased by $3.1 million, or 47.7%, to $9.5 million for the nine months ended September 26, 1997 from $6.4 million for the corresponding period in 1996. As a percentage of net sales, operating income was 8.7% for the nine months ended September 26, 1997 compared to 9.0% for the corresponding period in 1996. During the third quarter of 1997, operating income was impacted by a non-recurring severance charge of $259,000. Excluding the non-recurring charge, as well as the assimilation and pre-opening expenses, operating income would have increased by $3.6 million, or 55.0% for the first nine months of 1997. As a percentage of net sales, operating income, excluding these expenses, would have been 9.2% for the first nine months in 1997 compared to 9.1% for the first nine months of 1996.

Interest Income (Expense) Net. Net interest income increased by $ 1.1 million to $1.2 million of net interest income for the nine months ended September 26, 1997 from $ 153,000 of net interest income for the corresponding period in 1996. This occurred as a result of the reduction in debt made from the proceeds of the initial public offering and the investment income from the proceeds of the secondary public offering completion in July, 1996.

Three Months Ended September 26, 1997 Compared to Three Months Ended September 27, 1996

Net Sales. Net sales increased by $ 9.5 million, or 30.8%, to $40.2 million for the three months ended September 26, 1997 from $30.7 million for the corresponding period in 1996. This increase was primarily attributable to the acquisitions of MSC, and certain assets of Aaron , Pier-Angeli , and Lindley. In addition, the maturation of the existing sales force, the Company's telesales effort, increased sales to national accounts and a continuing investment in "line-hauling", also contributed significantly to the Company's growth. Price increases during both periods were modest and made only on selected items. During the three months ended September 26, 1997, Wilmar generated approximately $ 1.4 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

                             WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended September 26, 1997 Compared to Three Months Ended September 27, 1996,

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 29.1% for the three months ended September 26, 1997 compared to 28.4% for the corresponding period in 1996. The increase resulted primarily from improved margins in the Texas region. This improvement occurred through the realization of the Company's purchasing power, as well as the decision to have HMA exit the HVAC contractor business in late 1996. Increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Chicago, Dallas and Charlotte offset the increase in gross margin when compared with the three months ended September 27, 1996.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $
1.6 million, or 40.5%, to $ 5.6 million for the three months ended September 26, 1997 from $ 4.0 million for the corresponding period in 1996. As a percentage of net sales, these expenses represented 13.9% for the three months ended September 26, 1997 compared to 13.0% for the corresponding period in 1996. The increase was a result of the Company's investment in new distribution centers and the hiring of 41 additional sales representatives.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $468,000 or 23.8%, to $ 2.4 million for the three months ended September 26, 1997 from $ 2.0 million for the corresponding period in 1996. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business and an increase in amortization expense attributable to the acquisitions completed since the first quarter of 1996. As a percentage of net sales, these expenses represented 6.1% for the three months ended September 26, 1997 compared to 6.4% for the corresponding period in 1996. The Company expenses all distribution center pre-opening costs when incurred. During the three months ended September 26, 1997, the Company incurred approximately $ 91,000 in expenses related to the assimilation of HMA and pre-opening expenses for its new Phoenix distribution center. Excluding the assimilation and pre-opening expenses, corporate general and administrative expenses, as a percentage of net sales, would have been 5.8% for the three months ended September 26, 1997, compared to 6.3% for the corresponding period in 1996.

Operating Income. Operating income increased by $ 656,000, or 23.6%, to $ 3.4 million for the three months ended September 26, 1997 from $ 2.8 million for the corresponding period in 1996. As a percentage of net sales, operating income was 8.5% for the three months ended September 26, 1997 compared to 9.0% for the corresponding period in 1996. During the third quarter of 1997, operating income was impacted by a non-recurring severance charge of $259,000. Excluding the non-recurring charge, assimilation and pre-opening expenses, operating income would have increased by $ 964,000, or 34.2% for the three months ended September 26, 1997. As a percentage of net sales, operating income (excluding the non-recurring charge, assimilation and pre-opening expenses) would have been 9.4% for the three months ended September 26, 1997 compared to 9.2% for the corresponding period in 1996.

Interest Income (Expense) Net. Net interest income increased by $ 231,000 to $ 413,000 of net interest income for the three months ended September 26, 1997 from $ 182,000 of net interest income for the corresponding period in 1996. This occurred as a result of the reduction in debt made from the proceeds of the initial public offering and the investment income from the proceeds of the secondary public offering completed in July 1996.

                             WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources


Cash provided by operating activities was $3.8 million during the nine months ended September 26, 1997 compared to $1.7 million of cash used in operating activities during the corresponding period in 1996. Cash provided by operating activities during the nine months ended September 26, 1997 consisted of $6.7 million of net income before adding back depreciation and amortization and other non-cash charges. This amount was decreased $1.5 million by changes in operating assets and liabilities primarily resulting from a $7.1 million increase in accounts payable and accrued expenses offset by an increase in the accounts receivable and inventory of $8.0 million, consistent with its higher volume of business. Additionally, the Company's income tax liability was reduced by $1.7 million, net of the tax benefit from exercise of Stock Options.

Cash used in investing activities during the nine months ended September 26, 1997 was $12.6 million, consisting of $15.3 million related to the acquisition of Pier-Angeli, Lindley and MSC, $3.9 million in proceeds from the sale of short-term investments, and $1.3 million for the purchase of property and equipment.

Cash provided by financing activities during the nine months ended September 26, 1997 was $1.0 million, consisting of $1.3 million of net proceeds from exercise of stock options, reduced by $260,000 for the repayment of a note payable.

Capital expenditures were $ 1.3 million for the nine months ended September 26, 1997 compared to $977,000 for the corresponding period in 1996. The Company spent approximately $598,000 during the nine months ended September 26, 1997 to equip its new Philadelphia, Dallas and Charlotte distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facility consists of two unsecured bank lines of credit totaling $16 million. These lines of credit had zero balances as of September 26, 1997. In April 1997, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate. The renewed credit facility will expire in June 1998. The Company believes it could increase the amount of this credit facility if needed, although there can be no assurance that it could do so on equally or more favorable terms.

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

-------------------
*  Filed herewith


    (b) Reports on Form 8-K
        -------------------

    The Company did not file a Form 8-K during the quarter ended September 26, 1997.

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WILMAR INDUSTRIES, INC.



                                 By: /s/ Michael T. Toomey
                                    -------------------------------------------
                                         Michael T. Toomey
                                         Chief Financial Officer and Treasurer
                                        (Duly authorized officer and
                                         Principal financial officer)


Date November 10, 1997