Form 10-K405
period 1997-12-26
WILMAR INDUSTRIES INC
filed 1998-03-26
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 No Fee Required for the fiscal year ended December 26, 1997 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of
     1934 No Fee Required for the transition period from ________ to ________

                        COMMISSION FILE NUMBER 0-27424
                                                --------

                            WILMAR INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    New Jersey                                      22-2232386
          -------------------------------             ------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer Identification No.)
          incorporation or organization)

                303 Harper Drive
             Moorestown, New Jersey                                08057
      ----------------------------------------                   ----------
      (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (609) 439-1222
                                                          --------------

  Securities registered pursuant to Section
    12(b) of the Act: Title of each class            Name of each exchange on which registered
       Common Stock, without par value                         Nasdaq National Market
-------------------------------------------          -----------------------------------------

       Securities registered pursuant to Section 12(g) of the Act: None
                                                                   ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

As of March 2, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $ 246,231,000. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

As of March 2, 1998, there were 13,336,154 shares of the registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:


As stated in Part III of this annual report on Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

                            WILMAR INDUSTRIES, INC.

                            FORM 10-K ANNUAL REPORT

                    For Fiscal Year Ended December 26, 1997

                               TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                           ----
Item 1.     Business                                                         1

Item 2.     Properties                                                       4

Item 3.     Legal Proceedings                                                5

Item 4.     Submission of Matters to a Vote of Security Holders              5


PART II

Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters                                             5

Item 6.     Selected Financial Data                                          6

Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk      13

Item 8.     Financial Statements and Supplementary Data                     13

Item 9.     Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure                            13

PART III

Item 10.    Directors and Executive Officers of the Registrant              13

Item 11.    Executive Compensation                                          13

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                13

Item 13.    Certain Relationships and Related Transactions                  13


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                     13

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

                                     PART I

ITEM 1.   BUSINESS.
------    --------

OVERVIEW

     Wilmar Industries, Inc. ("Wilmar" or the "Company") is a national marketer and direct distributor of repair and maintenance products, principally to the apartment housing market. Through its 1,000+ page Wilmar Master Catalog, the Company has become a "one-stop shopping" resource for maintenance managers by offering the industry's most extensive selection of over 15,000 standard and specialty plumbing, hardware, electrical, janitorial and related products. By purchasing directly from domestic and foreign manufacturers in relatively large volumes, Wilmar is able to offer customers competitive prices on both name brand and private label products. The Company seeks to win new accounts and increase sales to existing accounts through a direct sales force, outbound telesales representatives, a national accounts sales program and monthly direct mail flyers. Customer service representatives located at Wilmar's regional call centers use the Company's proprietary software applications to quickly process orders and answer customer inquiries. The Company provides free, next-day delivery in local markets served by its distribution centers and ships by parcel delivery services to other areas. Since 1991, Wilmar has expanded from four distribution centers located in Philadelphia, Washington, D.C., Houston and Indianapolis to nineteen distribution centers located throughout the United States. From 1992 to 1997, the Company's net sales increased at a compound annual rate of 43.8%. From November 1995 through December 1997, Wilmar has acquired eight regional repair and maintenance supply companies with total annualized net sales of approximately $80 million. References in this report to 1995, 1996 and 1997 refers to the fiscal years ended December 29, 1995, December 27, 1996 and December 26, 1997, respectively.

ACQUISITIONS

     An important element of the Company's growth strategy has been to take advantage of the highly fragmented nature of its industry by continuing to explore strategic acquisitions. The Company made several acquisitions in 1997, as described below:

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

   In August 1997, the Company acquired certain assets of Lindley Plumbing and Supply Company ("Lindley"), a distributor of plumbing supplies primarily to the multi-family industry or apartment housing market. The total purchase price of the acquisition was paid in cash. Goodwill and other intangibles recorded in connection with this acquisition are being amortized on a straight-line basis over 3 to 40 years.

    In September 1997, the Company acquired 100% of the capital stock of Management Supply Company ("MSC"), a distributor of repair and maintenance supplies, based in Farmington Hills, Michigan. The purchase price of this acquisition consisted of cash and common stock of the company and has been allocated to the assets acquired based upon their estimated fair market values. Goodwill and other intangibles recorded in connection with this acquisition are being amortized on a straight-line basis over 3 to 40 years.

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

PRODUCTS AND MERCHANDISING

     Wilmar markets over 15,000 repair and maintenance products. These items constitute a full range of standard and specialty products in the following product categories: plumbing, hardware, electrical, chemical and janitorial, appliance parts, window and floor coverings, heating, ventilating and air conditioning ("HVAC"), and paint and paint accessories. Wilmar offers a broad range of name brands such as Kwikset, Insinkerator, Delta Faucet, Moen, Philips Lighting, and Briggs Plumbingware. In fiscal 1997, excluding unassimilated HMA Enterprises, Inc. ("HMA") and MSC, private label products marketed under the "Wilmar" and "Wilflo" names accounted for 17.7% of net sales, and no single product accounted for more than 1.2% of the Company's net sales. Through its inventory management system, the Company is able to identify sales trends and adjust the Company's merchandise mix accordingly.

     Product Categories. For the periods presented, the approximate percentages of the Company's net sales by product category, excluding unassimilated HMA and MSC, were as follows:

                                                       FISCAL YEAR
                                                   -------------------
PRODUCT CATEGORY                                   1995   1996   1997
----------------------------------------------------------------------
Plumbing.........................................    34%    29%    30%
Electrical.......................................    19     20     18
Hardware.........................................    18     16     15
Chemical and janitorial..........................     6      6      5
Appliances  .....................................    --     --      5
Appliance parts..................................     5      7      5
Window and floor coverings.......................     7      6      7
HVAC.............................................     5      7      8
Paint and paint accessories......................     3      3      3
Other............................................     3      6      4
                                                   ----   ----   ----
                                                   100%   100%   100%

SALES AND MARKETING

The Company markets and sells through a direct sales force to all levels of the customer's organization, including senior managers of property management companies, local and regional property managers and, most importantly, on-site maintenance managers. The Company's sales and marketing efforts are designed to establish and solidify customer relationships through frequent contact, and to emphasize the Company's broad product selection, reliable next-day delivery, high level of customer service and competitive pricing. The Company's base of active customers (customers that have purchased in the preceding 12 months) has grown to approximately 38,000 at December 26, 1997. No single property accounted for as much as 1% of the Company's net sales during fiscal 1997, although approximately 1,800 properties managed by two large property management companies accounted for an aggregate of 7.5% of Wilmar's net sales during this period.

Wilmar maintains one of the largest direct sales forces in its industry. At December 26, 1997, the Company had 175 field sales representatives covering 130 markets nationwide. The Company has found that it garners a greater percentage of its customers' overall spending on repair and maintenance supplies in markets serviced by local Wilmar sales representatives, particularly where local sales representatives are supported by a nearby distribution center, thus enabling free, next-day delivery of the Company's entire product line. To generate new customers, the Company provides its sales representatives with lists of prospective customers and generally expects them to call on existing customers approximately every two weeks. In servicing existing customers, local sales representatives are expected not only to generate orders but also to be problem solvers. Typical problem solving services include shop organization, special orders, part identification and complaint resolution. Local sales representatives are compensated based on a combination of salary and commission. The Company's sales force is managed by Wilmar's Vice President of Sales and six regional sales managers. The Company also employs eight telesales representatives whose responsibility is to obtain new customers and maintain regular contact with active customers, principally in territories where the Company does not employ a local field sales representative.

OPERATIONS

The Company receives all orders placed by customers or customers' local sales representatives at its regional customer service centers via telephone through the Company's toll-free "800" number and by fax. Calls are received by customer service representatives who utilize on-line terminals to enter customer orders into a fully computerized order processing system. Through this system, customer service representatives access product availability, product location, pricing and promotions information. Customer service personnel determine immediately whether the product is available at the distribution center closest to the customer and, if not, the closest distribution center with availability. As a result, the customer service representative informs the customer immediately as to when the product can be delivered. Customer service lines are open from 8:00 a.m. to 8:00 p.m. Eastern Standard Time. Once an order is entered into the computer system by a customer service representative, a picking slip is generated at the appropriate distribution center. Items on the picking slip are automatically arranged by warehouse location sequence to facilitate ease of picking within the distribution center. Distribution center personnel pick items from 8:00 a.m. to 6:00 p.m. and all orders received before 3:00 p.m. are readied for shipment on the same day. Wilmar uses bar-coding on all orders to track shipment and delivery status. Most sales are billed on net 30 day terms, with the balance paid by credit card at the time of sale. The Company seeks to carefully manage inventory to assure product availability and minimize inventory shrinkage. The Company regularly performs cycle counts of key inventory items.

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

The Company arranges for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, the Company provides parcel service pick-up of the returns at no charge plus full refund if the return is the result of Company error. In 1997, the Company's return rate was approximately 4.7% of sales. The company offers 12-year warranties on its "Wilflo" faucets and one-year warranties on its "Wilmar" ceiling fans and "Wilmar" garbage disposals.


COMPETITION

The Company believes that the principal competitive factors in the distribution of repair and maintenance products to the apartment housing market and similar markets are the breadth and quality of products offered, reliability of delivery, customer service, product pricing and sales relationships. The Company believes it competes favorably with respect to these factors.

Although there are a large number of repair and maintenance distributors in the United States, based on industry reports and its own experience, the Company believes that most of them operate in a single region (often with a single distribution center) and have significantly less annual sales than the Company. However, there is a trend toward consolidation in the repair and maintenance distribution industry, and several competitors are building a national presence and are marketing to the apartment housing market. In addition, the Company competes with mail order catalog companies, retail stores including superstores, specialty suppliers and industrial suppliers. Certain of the Company's competitors have greater financial resources and sell more products than Wilmar.

EMPLOYEES

The Company employed 764 people as of December 26, 1997. Of these, 175 were in sales, 8 in telesales, 89 in customer service, 364 in operations and 128 in management and administration. Fifty-six of the Company's distribution center employees and truck drivers at the Philadelphia distribution center are covered by a collective bargaining agreement with Highway Truck Drivers and Helpers Local 107, which is affiliated with the International Brotherhood of Teamsters. This agreement expires in May 1998. The Company has never experienced a work stoppage, and believes its relations with its employees are good.


ITEM 2.   PROPERTIES
------    ----------

The Company leases approximately 12,500 square feet of office space in Moorestown, New Jersey from William Green, Chairman, President, and Chief Executive Officer of the Company, for its headquarters (see Note 9 to the Consolidated Financial Statements). The Company leases the following distribution centers:

                                                       CURRENT          YEAR
DISTRIBUTION CENTER                                SQUARE FOOTAGE  OPENED/ACQUIRED
-----------------------------------------------------------------------------------
Washington, D.C..................................      28,500             1982
Houston, TX......................................      25,000             1987
Indianapolis, IN.................................      16,000             1991
Fresno, CA.......................................      14,400             1992
Tampa, FL........................................      36,700             1994
Columbus, OH.....................................      20,800             1995
Seattle, WA......................................      16,200             1995
Miami, FL (One Source)...........................      37,000             1995*
Denver, CO (Mile High)..........................       27,100             1996*
Houston, TX (HMA)................................      55,000             1996*
San Antonio, TX (HMA)............................       5,700             1996*
Philadelphia, PA.................................      70,000             1996/(1)/
Chicago, IL (Pier-Angeli)........................      18,800             1997*
Dallas, TX.......................................      50,400             1997
Charlotte, NC....................................      24,000             1997
Phoenix, AZ......................................      24,000             1997
Farmington Hills, MI (MSC).......................      70,000             1997*
Berkley, MI (MSC)...............................        8,000             1997*
Atlanta, GA.....................................       28,800             1997/(2)/

__________________________________
*    Distribution center acquired.

     /(1)/In September 1996, the Company moved its Philadelphia distribution center, opened in 1978, to a new 70,000 square foot facility, which also houses the Company's national call center. This distribution center is leased from 804 Eastgate Associates LLC, a related party (see Note 9 to the Consolidated Financial Statements).

     /(2)/In December 1997, the Company moved its Atlanta Distribution Center, opened in 1993, to a larger facility.

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

The Company collects sales tax in the 32 states where it has the required contacts. From time to time, various states have sought to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to residents of these states. The United States Supreme Court held that it is unlawful for a state to impose use tax collection obligations on an out-of-state company whose only contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by mail or common carrier. In the event legislation is passed to overturn the Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states into which it ships products but with which it has no other contacts would result in additional administrative expense to the Company and higher prices to customers.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1997.


PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------    ---------------------------------------------------------------------

Since completing its initial public offering of Common Stock in the first quarter of 1996, the Company's Common Stock has been listed on the National Market segment of The Nasdaq Stock Market ("Nasdaq National Market") under the symbol "WLMR." The following table sets forth the high and low stock prices for each quarter in 1997 and 1996, as quoted on The Nasdaq National Market.


Fiscal Year 1997                                High               Low
----------------                            ------------       -----------
  First Quarter                                  $27.50            $15.50
  Second Quarter                                 $26.75            $15.25
  Third Quarter                                  $29.75            $23.50
  Fourth Quarter                                 $27.88            $22.00

Fiscal Year 1996
----------------
  First Quarter                                  $22.50            $15.00
  Second Quarter                                 $28.25            $19.50
  Third Quarter                                  $26.25            $17.75
  Fourth Quarter                                 $27.75            $20.25


At March 2, 1998, there were no shares of Preferred Stock Outstanding. On March 2, 1998, the closing sale price for a share of Common Stock as reported by The Nasdaq National Market was $22.50. As of March 2, 1998, there were approximately 1,550 holders of the Company's Common Stock. The Company did not declare dividends on its Common Stock in Fiscal Year 1997 or in the Fiscal Year 1996 and does not intend to declare dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

The selected financial and operating data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data for the fiscal years presented have been derived from the Company's financial statements, which have been audited by independent auditors.

                                                         FISCAL YEAR /(1)/
                                                         -----------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1993      1994      1995       1996       1997
                                          --------  --------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Net Sales                                  $35,640   $47,679  $ 60,823   $100,644   $150,792
Cost of Sales /(2)/                         24,735    32,787    41,835     70,853    106,605
                                           -------   -------  --------   --------   --------
Gross Profit                                10,905    14,892    18,988     29,791     44,187
Operating and Selling Expenses               5,400     7,068     9,099     14,168     21,024
Corporate General & Admin. Expenses          2,393     2,895     3,985      6,718      9,857
Non-Recurring Severance Expenses                --        --        --         --        259
Bonuses of S Corporation shareholders        1,463        --        --         --         --
                                           -------   -------  --------   --------   --------
Operating Income                             1,649     4,929     5,904      8,905     13,047
Interest expense (income), net                 173       289     1,164       (551)    (1,580)
                                           -------   -------  --------   --------   --------
Income before income taxes                   1,476     4,640     4,740      9,456     14,627
                                           -------   -------  --------   --------   --------
Income tax provision /(3)/                     586     1,860     1,896      3,593      5,393
                                           -------   -------  --------   --------   --------
Net income /(3)/                           $   890   $ 2,780  $  2,844   $  5,863   $  9,234
                                           =======   =======  ========   ========   ========
Net income per share /(3),(5)/
  - Basic                                              $0.31     $0.37      $0.53       $.70
                                                     =======  ========   ========   ========
  - Diluted                                            $0.31     $0.36      $0.51       $.69
                                                     =======   =======   ========   ========

Weighted average common shares /(4),(5)/
  - Basic                                              9,071     7,765     11,105     13,165
                                                     =======  ========   ========   ========
  - Diluted                                            9,071     7,868     11,458     13,335
                                                     =======  ========   ========   ========

BALANCE SHEET DATA
Working capital (deficit)                  $ 3,818   $ 4,367  $    (54)  $ 65,300     64,848
Total assets                                 9,866    14,561    26,871     88,309    108,115
Long-term debt, less current position        1,817     2,693     5,667         --        500
Mandatorily-redeemable preferred stock          --        --    25,058         --         --
Total stockholders' equity (deficit)         2,468     2,719   (27,062)    75,500     90,549

/(1)/ The Company's fiscal year is based on a 52/53 week fiscal period ending on the last Friday in December. Fiscal 1993 was a 53 week year while all other fiscal years consist of 52 weeks.
/(2)/ Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs.
/(3)/ Prior to March 1, 1995, the Company elected to be taxed as an S
      Corporation for federal (and certain state) income tax purposes. Pro forma information has been computed as if the Company had been subject to federal income taxes and all applicable state corporate income taxes for each period presented. The income tax provision and net income for 1997 and 1996 are actual amounts.
/(4)/ See Note 2 to the Consolidated Financial Statements for description of the determination of weighted average common shares outstanding.
/(5)/ Net income per share data for 1996 and earlier years have been restated to reflect the adoption of SFAS No. 128, "Earnings Per Share" (see Note 2 to the Consolidated Financial Statements).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
-------   ----------------------------------------------------------------------
OF OPERATIONS
-------------


OVERVIEW

   Wilmar was founded in 1978 by its current Chief Executive Officer, William Green, and his father, Martin Green, to provide reliable, next-day delivery of repair and maintenance products to customers in its original Philadelphia market. Since its inception, the Company has experienced significant growth. The Company opened its second distribution center in Washington, D.C. in 1982 and its third in Houston in 1987. Since 1991, the Company has accelerated its growth, opening nine distribution centers: Indianapolis (1991), Fresno (1992), Atlanta (1993), Tampa (December 1994), Columbus (July 1995), Seattle (October
1995), Dallas (February 1997), Charlotte, (March 1997) and Phoenix (June 1997). From November 1995 through December 1997, the Company has acquired seven additional distribution centers through acquisitions: Miami (November 1995), Denver (May 1996), Houston (July 1996), San Antonio (July 1996), Chicago (January 1997), Farmington Hills, Michigan and Berkley, Michigan (September
1997).

   The 1995 Recapitalization. In March 1995, the Company effected a recapitalization (the "1995 Recapitalization"). As an integral part of the 1995 Recapitalization, the Company made a dividend distribution to William Green, the sole shareholder of the Company at that time, in the form of 105,914 shares of Series B Junior Preferred Stock with a redemption value of $10.6 million, to be amended as described below. The Company issued 129,450 shares of its Series A Senior Preferred Stock to Summit Ventures III, L.P., Summit Investors II, L. P. and Summit Subordinated Debt Fund, L. P. (collectively, the "Summit Investors") for a purchase price of $12.9 million. All of the outstanding Series A Senior Preferred Stock was redeemed, by its terms, for $12.9 million (plus accrued dividends estimated at $900,000) upon consummation of the Company's initial public offering in January 1996. The Company used the proceeds of the investment by Summit to redeem 3,584,000 shares of Common Stock held by William Green for $15.1 million. As deferred consideration for the redemption of Mr. Green's Common Stock in connection with the 1995 Recapitalization, the Company issued a $2.0 million note to Mr. Green on November 22, 1995, payable only if the Company satisfies certain earnings targets in 1995 and 1996, or upon the earlier consummation of a qualified liquidity event, including the initial public offering. The Company paid the note with a portion of the proceeds of its initial public offering in January 1996. In connection with the 1995 Recapitalization, the Company issued 3,080,000 shares of its Common Stock to the Summit Investors for an aggregate purchase price of $55,000. As a result of the 1995 Recapitalization, the Company incurred significant interest expense and was required to accrue preferred dividends from March 9, 1995 through the initial public offering in January 1996. In connection with Wilmar's initial public offering, William Green agreed to convert $5.0 million of his Series B Junior Preferred Stock into Common Stock at the initial public offering price of $11.00. Simultaneously with the initial public offering, the terms of the Series B Junior Preferred Stock were amended to provide that $5.0 million of Mr. Green's Series B Junior Preferred Stock would be converted into 454,545 shares of Common Stock, and the balance would be redeemed for $5.6 million (plus accrued dividends of approximately $700,000).

   S Corporation Status. From its inception until March 1, 1995, the Company was subject to federal income taxation under Subchapter S of the Internal Revenue Code of 1986, as amended and the regulations promulgated there under (the "Code"). As a result, for federal and certain state income tax purposes, the net income of the Company was reported by and taxed directly to its shareholders, rather than to the Company. Accordingly, the Company has calculated pro forma income tax provision, pro forma net income and pro forma income per share for the 1995 fiscal year and prior as if the Company were a C Corporation subject to all federal and applicable state income taxes. The effective tax rate used in calculating the pro forma income tax provision was approximately 40% for all periods. In connection with the termination of its S Corporation status, the Company distributed to William Green, the Company's then sole shareholder, an aggregate of approximately $5.2 million between late 1994 and early 1995. These distributions represented the Company's income previously taxed to Mr. Green, net of prior distributions to him.

   Acquisitions. In 1997, the Company acquired certain assets of Pier-Angeli and Lindley, distributors of plumbing and electrical supplies primarily to the multi-family industry or apartment housing market. The total purchase price for these acquisitions was paid in cash.

In September 1997, the Company acquired 100% of the capital stock of MSC, a distributor of repair and maintenance supplies, based in Farmington Hills, Michigan. The purchase price of this acquisition consisted of cash and common stock of the company and has been allocated to the assets acquired based upon their estimated fair market values.

The Company accounted for the three 1997 acquisitions as purchases for financial reporting purposes. The Company paid an aggregate purchase price of approximately $20.1 million. The resulting goodwill of approximately $12.6 million is amortized on a straight-line basis over 30-40 years and other intangible assets of approximately $2.0 million are amortized over 3 to 20 years.

In July 1996, the Company acquired 100% of the capital stock of HMA for a base purchase price of $7.6 million, including costs of acquisition, plus contingent consideration $750,000. Also during 1996, the Company completed three additional acquisitions (Mile High Maintenance Supply, Inc. ("Mile High"), Sun Valley Maintenance Supply, Inc. ("Sun Valley"), and Aaron Distributing, Inc. ("Aaron")) for an aggregate purchase price of approximately $4.4 million. The Company accounted for the four 1996 acquisitions as purchases for financial reporting purposes. The resulting goodwill of approximately $4.7 million is amortized on a straight-line basis over 30 years and other intangible assets of $1.8 million are amortized over 3 to 20 years.

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

RESULTS OF OPERATIONS

   The following table sets forth statement of operations data as a percentage of net sales for the periods indicated.

                                                            Fiscal Year
                                                 ------------------------------

                                                     1995      1996     1997
                                                 --------     -----    -----
Net Sales                                           100.0%    100.0%   100.0%

Cost of Sales                                        68.8      70.4     70.7
                                                 --------     -----    -----

Gross Profit                                         31.2      29.6     29.3

Operating and Selling Expenses                       15.0      14.1     13.9

Corporate General and Administrative Expenses         6.5       6.7      6.5

Non-Recurring Severance Expenses                      --        --       0.2
                                                 --------     -----    -----

Operating Income                                      9.7       8.8      8.7

Interest expense (income), net                        1.9      (0.6)    (1.0)
                                                 --------     -----    -----

Income before income taxes                            7.8       9.4      9.7
                                                 --------     -----    -----

Income tax provision                               3.1/(1)/     3.6      3.6
                                                 --------     -----    -----

   Net Income                                         4.7%      5.8%     6.1%
                                                 ========     =====    =====

   /(1)/ Prior to March 1, 1995, the Company elected to be taxed as an S Corporation for federal (and certain state) income tax purposes. Pro forma information has been computed as if the Company had been subject to federal income taxes and all applicable state corporate income taxes for 1995.


FISCAL 1997 COMPARED TO FISCAL 1996

Net Sales. Net sales increased by $ 50.1 million, or 49.8%, to $ 151 million in 1997 from $ 101 million in 1996. This increase was primarily attributable to the acquisitions of Mile High, HMA, MSC, and certain assets of Sun Valley, Aaron, Pier-Angeli, and Lindley, which occurred in May 1996, July 1996, September 1997, May 1996, November 1996, January 1997, and August 1997, respectively. In addition, the maturation of the existing sales force, the Company's telesales effort, increased sales to national accounts and a continuing investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery), also contributed significantly to the Company's growth. The Company's sales force at the end of 1997 was 175, an increase of 46 when compared with 1996. Price increases during both years were modest and made only on selected items. During 1997, Wilmar generated approximately $5.1 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 29.3% in 1997 compared to 29.6% in 1996. This expected decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market, as well as a higher volume of less profitable HVAC equipment and major appliance sales. In addition, the acquisition of MSC, whose historic gross margins reflect its higher volume in lower margin major appliances, the increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Chicago, Dallas, Phoenix and Charlotte also contributed to the decrease in gross margin.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $6.8 million, or 48.4%, to $21.0 million in 1997 from $14.2 million in 1996. As a percentage of net sales, these expenses represented 13.9% in 1997 compared to 14.1% in 1996. The decrease resulted primarily from the acquisition of HMA, which operates three mature distribution centers and employs a mature sales force. Historically, the Company's operating and selling expenses as a percentage of sales have been higher than HMA's due to the Company's investment in new, immature distribution centers and its rapidly expanding sales force.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $ 3.2 million, or 46.7%, to $ 9.9 million in 1997 from $ 6.7 million in 1996. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business and an increase in amortization expense attributable to the acquisitions completed since the first quarter of 1996. As a percentage of net sales, these expenses represented 6.5% for 1997 compared to 6.7% for 1996. The Company expenses all distribution center pre-opening costs when incurred. During 1997, the Company incurred approximately $ 323,000 in expenses related to the assimilation of HMA, Aaron and Pier-Angeli and pre-opening expenses for its new Chicago, Dallas, Phoenix and Charlotte distribution centers. Excluding the expenses described above, corporate general and administrative expenses as a percentage of net sales would have been 6.3% for 1997 compared to 6.6% for 1996.

Operating Income. Operating income increased by $4.1 million, or 46.5%, to $13.0 million for 1997 from $8.9 million for 1996. As a percentage of net
sales, operating income was 8.7% for 1997 compared to 8.9% for 1996.   During
the third quarter of 1997, operating income was negatively impacted by a non-recurring severance charge of $259,000. Excluding the non-recurring charge, as well as the assimilation and pre-opening expenses, operating income would have increased by $4.7 million, or 53.0% for 1997. As a percentage of net sales, operating income, excluding these expenses, would have been 9.0% for 1997 compared to 8.9% for 1996.

Interest Income, Net. Net interest income increased by $ 1.0 million to $1.6 million of net interest income for 1997 from $ 551,000 of net interest income for 1996. This occurred as a result of the reduction in debt made from the proceeds of the initial public offering and the investment income from the proceeds of the secondary public offering completion in July, 1996.


FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales. Net sales increased by $39.8 million, or 65.5%, to $100.6 million in 1996 from $60.8 million in 1995. Of this increase, 22.7% was attributable to higher sales volumes shipped from distribution centers open for all of both periods, and the balance was attributable to the three distribution centers (Columbus, Seattle and Miami) opened or acquired between August 1, 1995 and December 29, 1995 and the Company's 1996 acquisitions. The higher net sales from distribution centers open during all of both periods resulted primarily from the increased experience of the Company's direct sales and telesales forces and increased sales to national accounts. The Company's sales force at the end of 1996 was 129, an increase of 43 when compared with the end of 1995. Price increases during both years were modest and made only on selected items. During 1996, Wilmar generated approximately $2.1 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 29.6% in 1996 compared to 31.2% in 1995. This expected decrease in the gross margin resulted from the acquisition of HMA, whose historic gross margins have been lower due to increased competition in the Texas market, as well as a higher volume of less profitable HVAC equipment and major appliance sales. Increased delivery expenses associated with line-hauling to new markets, higher relative occupancy costs relating to the operation of two immature distribution centers opened after July 1995 (Columbus and Seattle) also contributed to the decrease in gross margins.

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


SEASONALITY

Generally, the Company's sales volumes are not seasonal, although November and December sales tend to be lower because customers defer purchases at year end as their budget limits are met and because of the holiday season between Thanksgiving and New Year's.


LIQUIDITY AND CAPITAL RESOURCES

Historically, Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its bank line of credit to support increases in accounts receivable and inventory, net of accounts payable, and, since its initial public offering in January 1996, through the proceeds of the sale of its securities.

Cash provided by operating activities was $4.2 million during 1997 compared to $1.4 million in 1996. Cash provided by operating activities during 1997 consisted of $9.2 million of net income before adding back depreciation and amortization and other non-cash charges of $1.8 million, decreased by $5.0 million of changes in operating assets and liabilities, primarily resulting from a $2.9 million increase in accounts payable and accrued expenses offset by an increase in the accounts receivable and inventory of $7.1 million, consistent
with its higher volume of business.   Additionally, the Company's income tax
liability was reduced by approximately $1.5 million, net of the tax benefit from exercise of stock options.

Cash used in investing activities during 1997 was $12.7 million, consisting primarily of $15.0 million related to the acquisitions of Pier-Angeli, Lindley and MSC, and $1.7 million for the purchase of property and equipment, offset by $3.9 million in proceeds from the sale of short-term investments.

Cash provided by financing activities during 1997 was $ 1.0 million, consisting of $ 1.3 million of net proceeds from exercise of stock options, reduced by $260,000 for the repayment of a note payable.

Capital expenditures were $ 1.7 million for 1997 compared to $ 1.2 million for 1996. The Company spent approximately $ 637,000 during 1997 to equip its new Dallas, Charlotte and Phoenix distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facilities consist of two unsecured bank lines of credit totaling $16 million. These lines of credit had zero balances at December 26, 1997. In April 1997, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate. During 1997, the Company obtained a $6 million unsecured bank line of credit, which bears interest at the bank's prime rate. These credit facilities will expire in June 1998 and July 1998, respectively. The Company believes it could increase the amount of these credit facilities if needed, although there can be no assurance that it could do so on equally or more favorable terms.

The Company believes that its existing cash balances, supplemented by borrowings under the lines of credit, are adequate to meet planned operating and capital expenditure needs at least through 1998. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.


YEAR 2000 COMPLIANCE

The Company recognizes that the arrival of the Year 2000 poses a worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000, and like other companies, is assessing and modifying its computer applications and business processes to provide for their
continued functionality.   Many of the Company's systems include the new
hardware and software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company expects to complete its Year 2000 assessment and remediation by 1999. However, there can be no guarantee that the systems of other companies with which the Company interfaces will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 activities has not been and is not anticipated to be material to its financial position, results of operations or cash flows in any given year, and such cost has been and is expected to continue to be funded from the Company's operations.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operations in recent years. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------   ----------------------------------------------------------

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
FINANCIAL DISCLOSURES.
---------------------

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

Information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by this Item will be contained in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which is incorporated herein by reference.


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

          2.  Financial Statement Schedules.  Financial Statement Schedules
              -----------------------------
listed in the accompanying Index to Financial Statements and Financial Statement Schedules appearing on page F-1 are filed as part of this annual report on Form 10-K.

(b)       Reports on Form 8-K.
          -------------------

          The Company did not file a report on Form 8-K during the quarter ended December 26, 1997.

(c)       Exhibits.
          --------
          The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT NO.    DESCRIPTION
--------------------------

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

10.3++ Assumption Agreement, dated as of June 1, 1996, between the Company and 804 Eastgate Associates, L.L.C.

10.4+ Amended and Restated Registration Rights Agreement, dated as of March 9, 1996, among the Company, William Green and the Summit Investors.

10.5+ Registration Rights Agreement, dated as of July 8, 1996, among the Company and the shareholders of HMA Enterprises, Inc.

10.6+ Amended and Restated Employment Agreement, dated as of April 12, 1994 between the Company and Fred B. Gross, Esq.

10.7+ Employment Agreement, dated as of March 9, 1995, between the Company and William S. Green.

21             Subsidiaries of the Company.

23             Consent of Deloitte & Touche, LLP.

27             Financial Data Schedule

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

                                   WILMAR INDUSTRIES, INC.


Date:  March 26, 1998              By /s/ William S. Green
                                     ---------------------
                                      William S. Green
                                      Chairman, President and Chief Executive
                                      Officer


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

Signature                                 Capacity                                        Date
---------                                 --------                                        ----
/s/ William S. Green                      Chairman, President and Chief Executive         March 26, 1998
--------------------
    William S. Green                      Officer (principal executive officer)
                                          and Director

/s/  Fred B. Gross                        Vice President - Corporate Development,         March 26, 1998
------------------
     Fred B. Gross                        Secretary and Director

/s/ Michael T. Toomey                     Chief Financial Officer and Treasurer           March 26, 1998
---------------------
    Michael T. Toomey                     (principal financial and accounting
                                          officer)

/s/ Martin E. Hanaka                      Director                                        March 26, 1998
--------------------
    Martin E. Hanaka

/s/ Ernest K. Jacquet                     Director                                        March 26, 1998
---------------------
    Ernest K. Jacquet

/s/ Donald M. Wilson                      Director                                        March 26, 1998
--------------------
    Donald M. Wilson

EXHIBIT 21
----------

Wilmar Industries, Inc.
List of Subsidiaries

                                                               State or Jurisdiction
Name of Subsidiary                                             of Incorporation
------------------                                             ----------------
HMA Enterprises, Inc.                                          Texas

One Source Supply, Inc.                                        Florida

Mile High Maintenance Supply, Inc.                             Colorado

Management Supply Company                                      Michigan

Wilmar Financial, Inc.                                         Delaware

Wilmar Holdings, Inc.                                          Delaware

EXHIBIT 23
----------

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors
Wilmar Industries, Inc.
Moorestown, New Jersey

We consent to the incorporation by reference in Registration Statement No. 333-19563 of Wilmar Industries, Inc. on Form S-8 of our report dated March 5, 1998, appearing in this Annual Report on Form 10-K of Wilmar Industries, Inc. for the year ended December 26, 1997.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Wilmar Industries, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 26, 1997

                         WILMAR INDUSTRIES, INC.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
     SCHEDULES

Independent Auditors' Report.............................................  F-2
Consolidated Balance Sheets..............................................  F-3
Consolidated Statements of Income........................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)................  F-5
Consolidated Statements of Cash Flows....................................  F-6
Notes to Consolidated Financial Statements...............................  F-8

Schedule II - Valuation and Qualifying Accounts.......................... F-19

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wilmar Industries, Inc.
Moorestown, NJ

We have audited the accompanying consolidated balance sheets of Wilmar Industries, Inc. and its subsidiaries (the "Company") as of December 26, 1997 and December 27, 1996, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1997, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 5, 1998

WILMAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                                                   December 26,      December 27,
                                                                                                      1997              1996
                                                                                                 ----------------  ---------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                                                                        $ 30,723,746     $ 38,228,710
  Cash - Restricted                                                                                     283,655          719,185
  Investments                                                                                                          3,927,276
  Accounts Receivable - trade, net of allowance for doubtful accounts
    of $ 1,359,800 in 1997 and $ 806,300 in 1996.                                                    23,801,733       16,140,693
  Inventory                                                                                          24,979,935       17,669,441
  Prepaid expenses and other current assets                                                             898,255          656,588
  Deferred income taxes                                                                               1,227,000          768,000
                                                                                                   ------------     ------------

           Total current assets                                                                      81,914,324       78,109,893

PROPERTY AND EQUIPMENT, Net                                                                           3,540,889        2,460,748

Goodwill, net of accumulated amortization of $426,066 in 1997 and $100,756 in 1996                   18,121,121        4,932,050

INTANGIBLE ASSETS AND OTHER, Net                                                                      4,538,971        2,806,452
                                                                                                   ------------     ------------

TOTAL ASSETS                                                                                       $108,115,305     $ 88,309,143
                                                                                                   ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                                                                    $    725,000     $    285,000
  Accounts Payable                                                                                   13,244,918        8,537,019
  Accrued expenses and other current liabilities                                                      2,875,484        2,053,350
  Income taxes payable                                                                                  220,819        1,934,160
                                                                                                   ------------     ------------

           Total current liabilities                                                                 17,066,221       12,809,529

NOTES PAYABLE                                                                                           500,000
                                                                                                   ------------     ------------
           Total liabilities                                                                         17,566,221       12,809,529

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  13,335,754 shares issued and outstanding in 1997
  13,048,371 shares issued and outstanding in 1996                                                  102,793,984       96,978,776
Accumulated deficit                                                                                 (12,244,900)     (21,479,162)
                                                                                                   ------------     ------------
           Total stockholders' equity                                                                90,549,084       75,499,614
                                                                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $108,115,305     $ 88,309,143
                                                                                                   ============     ============

See notes to consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended        Year Ended       Year Ended
                                                                             December 26,      December 27,     December 29,
                                                                                 1997              1996             1995
                                                                            --------------    --------------    ------------
NET SALES                                                                    $150,792,516      $100,644,167      $60,823,188

COST OF SALES                                                                 106,604,587        70,852,668       41,835,284
                                                                             ------------      ------------      -----------

           Gross profit                                                        44,187,929        29,791,499       18,987,904
                                                                             ------------      ------------      -----------

OPERATING EXPENSES:
  Operating and selling expenses                                               21,024,183        14,168,050        9,098,440
  Corporate general and administrative expenses                                 9,857,340         6,718,428        3,984,873
  Non-recurring severence expenses                                                259,000
                                                                             ------------      ------------      -----------

                                                                               31,140,523        20,886,478       13,083,313
                                                                             ------------      ------------      -----------

           Operating income                                                    13,047,406         8,905,021        5,904,591

INTEREST (INCOME)  EXPENSE, NET                                                (1,580,056)         (551,351)       1,164,129
                                                                             ------------      ------------      -----------

           Income before income taxes                                          14,627,462         9,456,372        4,740,462

PROVISION FOR INCOME TAXES                                                      5,393,200         3,593,280        1,623,580
                                                                             ------------      ------------      -----------

           Net income                                                        $  9,234,262      $  5,863,092      $ 3,116,882
                                                                             ------------      ------------      -----------

Net income per share -- Basic                                                $       0.70      $       0.53
                                                                             ------------      ------------
Net income per share -- Diluted                                              $       0.69      $       0.51
                                                                             ------------      ------------
UNAUDITED PRO FORMA DATA:
  Income before income taxes                                                                                     $ 4,740,462
  Provision for income taxes                                                                                       1,896,000
                                                                                                                 -----------

  Pro forma net income                                                                                           $ 2,844,462
                                                                                                                 -----------

  Pro forma net income per share -- Basic                                                                        $      0.37
                                                                                                                 -----------

  Pro forma net income per share -- Diluted                                                                      $      0.36
                                                                                                                 -----------

See notes to consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                          RETAINED                        TOTAL
                                                                                          EARNINGS                     STOCKHOLDER'S
                                                              COMMON        STOCK       (ACCUMULATED      TREASURY        EQUITY
                                                              SHARES        AMOUNT         DEFICIT)         STOCK         (DEFICIT)
                                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 30, 1994                                   5,824,000   $    100,000    $  4,619,158   $(2,000,000)   $  2,719,158

Distributions to stockholders                                                              (3,722,710)                   (3,722,710)

Capital contribution                                                                          694,000      (694,000)

Redemption of common stock                                  (3,584,000)       (30,769)    (17,086,231)                  (17,117,000)

Dividend of Series B Preferred Stock                                                      (10,591,400)                  (10,591,400)

Issuance of common stock                                     3,080,000         55,000                                        55,000

Accretion of Mandatorily Redeemable

   Preferred Stock                                                                         (1,522,021)                   (1,522,021)

Retirement of treasury shares                                                              (2,694,000)    2,694,000

Net income                                                                                  3,116,882                     3,116,882
                                                            ----------   ------------    ------------   -----------    ------------

BALANCE, DECEMBER 29, 1995                                   5,320,000        124,231     (27,186,322)                  (27,062,091)

Accretion of Mandatorily Redeemable

   Preferred Stock                                                                           (155,932)                     (155,932)

Conversion of Series B Preferred Stock                         454,545      5,000,000                                     5,000,000

Issuance of Common Stock - Initial Public

   Offering                                                  4,600,000     46,152,891                                    46,152,891

Issuance of Common Stock - Secondary Offering                2,565,500     43,179,654                                    43,179,654

Issuance of Common Stock - HMA Acquisition                      63,980      1,522,000                                     1,522,000

Issuance of Common Stock - Aaron Acquisition                    44,346      1,000,000                                     1,000,000

Net income                                                                                  5,863,092                     5,863,092
                                                            ----------   ------------    ------------   -----------    ------------

BALANCE, DECEMBER 27, 1996                                  13,048,371     96,978,776     (21,479,162)                   75,499,614

Exercised Stock Options                                        131,485      1,305,796                                     1,305,796

Tax Benefit from Exercised Stock Options                                      660,000                                       660,000

Issuance of Common Stock - Mile High Acquisition                 4,652        100,024                                       100,024

Issuance of Common Stock - Management Supply Acquisition       151,246      3,749,388                                     3,749,388

Net income                                                                                  9,234,262                     9,234,262
                                                            ----------   ------------   -------------   -----------    ------------

BALANCE, DECEMBER 26, 1997                                  13,335,754   $102,793,984   $ (12,244,900)  $              $ 90,549,084
                                                            ==========   ============   =============   ===========    ============

See notes to consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  YEAR ENDED      Year Ended         Year Ended
                                                                                 DECEMBER 26,    December 27,       December 29,
                                                                                     1997            1996               1995
                                                                                --------------   --------------  ------------------
OPERATING ACTIVITIES:
Net Income                                                                      $  9,234,262     $  5,863,092     $  3,116,882
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                    1,391,884          735,345          330,480
  Deferred income taxes                                                             (205,000)        (250,000)        (408,000)
  Gain on disposition of property and equipment                                       (2,012)          (3,286)
  Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                           (2,767,229)        (990,023)      (2,640,523)
    Inventory                                                                     (4,342,521)        (245,134)      (4,327,986)
    Prepaid expenses and other current assets                                       (623,110)         (17,670)         (66,361)
    Other assets                                                                     121,584          (63,425)        (315,966)
    Accounts payable                                                               2,787,491       (3,857,976)       2,887,101
    Accrued expenses and other current liabilities                                   123,009         (352,850)         483,574
    Accrued interest                                                                                 (212,823)         196,901
    Income taxes payable                                                          (1,524,797)         803,169        1,020,991
                                                                                ------------     ------------     ------------

           Net cash provided by operating activities                               4,193,561        1,408,419          277,093
                                                                                ------------     ------------     ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (1,679,103)      (1,173,048)        (507,272)
  Proceeds from sale of property and equipment                                         7,958            4,250
  Proceeds from sale of (purchase of) short-term investments                       3,927,276       (3,927,276)
  Acquisition of businesses, including escrow                                    (15,000,452)      (9,111,111)      (3,572,796)
                                                                                ------------     ------------     ------------

           Net cash used in investing activities                                 (12,744,321)     (14,207,185)      (4,080,068)
                                                                                ------------     ------------     ------------

FINANCING ACTIVITIES:
  Net (repayments) proceeds of notes payable                                        (260,000)      (9,922,510)       6,408,510
  Proceeds of long-term debt - Bank                                                                                  2,000,000
  Principal payments on long-term debt :
    Banks                                                                                          (1,499,999)      (2,729,635)
    Related parties                                                                                (2,940,922)        (102,264)
  Issuance of common stock                                                                                              55,000
  Repurchase of common stock                                                                                       (15,117,000)
  Repurchase of Series A Preferred Stock, plus accrued dividends                                  (13,870,928)
  Repurchase of Series B Preferred Stock, plus accrued dividends                                   (6,343,425)
  Proceeds from the issuance (repayment) of subordinated debentures                                (4,000,000)       4,000,000
  Net proceeds from issuance of Common Stock - Initial Public Offering                             46,152,891
  Net proceeds from issuance of Common Stock - Secondary Public Offering                           43,427,326
  Issuance of Series A Preferred Stock                                                                              12,945,000
  Distributions to stockholders                                                                                     (3,722,710)
  Net proceeds from exercise of stock options                                      1,305,796                                 -
                                                                                ------------     ------------     ------------

           Net cash provided by financing activities                               1,045,796       51,002,433        3,736,901
                                                                                ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH                                                   (7,504,964)      38,203,667          (66,074)

CASH, BEGINNING OF YEAR                                                           38,228,710           25,043           91,117
                                                                                ------------     ------------     ------------

CASH, END OF YEAR                                                               $ 30,723,746     $ 38,228,710     $     25,043
                                                                                ============     ============     ============

WILMAR INDUSTRIES, INC.

--------------------------------------------------------------------------------

                                                                           YEAR ENDED        YEAR ENDED          YEAR ENDED
                                                                          DECEMBER 26,       DECEMBER 27,      DECEMBER 29,
                                                                             1997              1996              1995
                                                                       -----------------  ---------------    ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for :
  Interest                                                               $   35,329        $  392,801        $   967,228
                                                                         ==========        ==========        ===========
  Income taxes                                                           $6,872,600        $3,048,802        $   642,279
                                                                         ==========        ==========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Accretion of mandatorily redeemable Series A Senior and
  Series B Junior Preferred Stock redemption values                                        $  155,932        $ 1,522,021

Distribution of mandatorily redeemable Series B Junior
  Preferred Stock to stockholders                                                                            $10,591,400

Issuance of note payable - Related party                                                                     $ 2,000,000

Conversion of Series B Junior Preferred stock into                                         $5,000,000
  454,545 shares of Common stock

Issuance of Common stock in connection with the purchase of :
  Management Supply Company                                              $3,749,388
  Mile High Maintenance, Inc.                                            $  100,024
  HMA Enterprises, Inc.                                                                    $1,522,000
  Aaron Distributing, Inc.                                                                 $1,000,000

Issuance of Notes in connection with the purchase of :
  Management Supply Company                                              $1,125,000
  Pier-Angeli Company                                                    $   75,000
  Aaron Distributing, Inc.                                                                 $  285,000

See notes to consolidated financial statements.

WILMAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 26, 1997
--------------------------------------------------------------------------------

1.   DESCRIPTION OF THE BUSINESS

     Wilmar Industries, Inc. ("Wilmar" or the "Company") is a national marketer and distributor of repair and maintenance products with nineteen distribution centers throughout the United States. The Company sells primarily to apartment complexes and other institutional customers.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Wilmar Industries, Inc. and its subsidiaries. Material inter-company balances and transactions have been eliminated.

     FISCAL YEAR - The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. Each of the three fiscal years in the period ended December 26, 1997 were fifty-two week years. References herein to 1997, 1996 and 1995 are for the fiscal years ended December 26, 1997, December 27, 1996 and December 29, 1995, respectively.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

     INVESTMENTS - At December 27, 1996, the Company held investments in debt securities designated as available-for-sale. These debt securities were stated at fair value (which approximated carrying value) based upon market quotations and consisted of debt securities issued by municipalities.

     INVENTORY - Inventory is stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT - Property, equipment and leasehold improvements are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon the retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and the resulting gain or loss is credited or charged to operations. Depreciation is computed primarily using the straight-line method based upon estimated useful lives of the assets, and amortization is computed using the straight-line method based upon the remaining terms of the associated leases, as follows:

       Machinery and equipment                                       5-7 years
       Office furniture and equipment                                5-7 years
       Leasehold improvements                             Remaining lease term

     LONG-LIVED ASSETS - The Company analyzes the carrying value of its recorded goodwill, intangible assets and other long-lived assets periodically or when facts or circumstances indicate that the carrying value may be impaired. The review includes an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The Company has concluded that there is no impairment to the carrying value of its recorded goodwill or other long-lived assets at December 26, 1997.

     Goodwill (the excess of cost over the fair value of the underlying assets at the date of acquisition) is being amortized on a straight-line basis over 30 to 40 years. Intangible assets include amounts assigned to customer lists and non-compete agreements. Intangibles are amortized on a straight-line basis over their useful lives, 20 years for customer lists and 3 to 10 years for non-compete agreements.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash, accounts receivable, notes payable and accounts payable approximate fair value because of the short maturates of these items.

     REVENUE RECOGNITION- Sales are recognized as product is shipped, F.O.B. point of shipment and are net of sales returns, allowances and credits.

     COST OF SALES - Cost of sales includes merchandise costs, freight, distribution center occupancy and delivery costs.

     PRE-OPENING DISTRIBUTION CENTER EXPENSES - Pre-opening distribution center expenses are expensed as incurred.

     ADVERTISING COSTS - The Company expenses advertising costs as incurred. Total advertising expenses were approximately $ 448,000, $ 368,000 and $266,000 in 1997, 1996 and 1995, respectively.

     STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see
     Note 10).

     STOCK SPLITS - In March 1995 and November 1995, the Company effected a 1,040-for-1 and a 37.333-for-1 stock split of its Common Stock, respectively. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect both splits.

     INCOME TAXES - Prior to February 24, 1995, the Company had elected to be taxed as an S Corporation under provisions of the Internal Revenue Code. As such, current taxable income had been included on the income tax returns of the sole stockholder for federal income tax purposes and no provision had been made for federal income taxes (see pro forma presentation). In anticipation of consummating the Recapitalization (see Note 4), the Company changed its election to be taxed as a C Corporation under the Internal Revenue Code. Taxes on income are provided based upon SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

   Net Income per Share Data - Net income per share for all periods have been computed in accordance with SFAS No. 128, "Earnings per Share." Data for 1996 and 1995 has been restated to conform with SFAS No. 128. Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of shares outstanding during the year, assuming dilution.

   Pro forma net income per share data-Basic for 1995 represents pro forma net income (after a pro forma provision for income taxes as if the Company had been subject to federal and state income taxation as a C Corporation since inception) divided by the weighted average number of common shares outstanding during the period plus the number of shares of common stock required to be sold at the assumed initial public offering price to raise sufficient proceeds to redeem the Mandatorily Redeemable Preferred Stock (including accrued but unpaid dividends thereon) (see Note 4).

   Pro forma net income per share data-Diluted for 1995 is computed by dividing pro forma net income by the weighted average number of common shares outstanding during the period, assuming dilution.

   The amounts used in calculating net income per share data are as follows:

                                                                  1997           1996           1995 (1)
                                                              ------------   ------------    ------------
     Net Income                                               $  9,234,262   $  5,863,092    $  2,844,462
                                                              ============   ============    ============

     Weighted Average Shares Outstanding-Basic                  13,165,416     11,104,618       7,764,938
     Effect of Dilutive Stock Options                              169,214        353,849         103,403
                                                              ------------   ------------    ------------

     Weighted Average Shares Outstanding-Diluted                13,334,630     11,458,467       7,868,341
                                                              ============   ============    ============

     (1) Fiscal year end 1995 net income and weighted average shares outstanding are shown pro forma as discussed above.

   Options to purchase 25,900 shares of common stock were outstanding during 1997, but were not included in the computation of weighted average shares outstanding-diluted because the options' exercise price was greater than the average market price of common shares.

   NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No.
   130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS No. 130 in its 1998 fiscal year.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for periods beginning after December 15, 1997, although earlier adoption is permitted. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS No. 131 in its 1998 fiscal year.

3. SIGNIFICANT TRANSACTIONS

   PUBLIC OFFERINGS - On January 24, 1996, the Company completed an initial public offering (the "Offering") of 4,600,000 shares of its Common Stock for $11.00 per share resulting in net proceeds (after deducting underwriters' issuance costs) of $47,058,000.

   Prior to the Offering, $5,000,000 of the Mandatorily Redeemable Series B Junior Preferred Stock was converted into $5,000,000 of Series B Junior Preferred Stock with conversion rights. Upon consummation of the Offering, $5,000,000 of the Series B Junior Preferred Stock with conversion rights were converted into 454,545 shares of Common Stock.

   On July 31, 1996, the Company completed a secondary public offering of 4,335,500 shares of its Common Stock at a price of $17.875 per share. Of the shares offered, 2,565,500 shares were sold by the Company and 1,770,000 were sold by selling shareholders. The Company received net proceeds (after deducting underwriters' issuance costs) of $43,575,000.

   ACQUISITIONS - During 1997, the Company completed three acquisitions (Management Supply Company, Pier-Angeli Company and Lindley Plumbing and Supply Company) for an aggregate base purchase price of approximately $20.1 million, including costs of acquisition. Goodwill recorded in connection with these acquisitions was $12.6 million.

   During 1996, the Company completed four acquisitions (HMA Enterprises, Inc., Mile High Maintenance Supply, Inc., Sun Valley Maintenance Supply, Inc. and Aaron Distributing, Inc.) for an aggregate base purchase price of approximately $12.7 million, including costs of acquisition. Goodwill recorded in connection with these transactions was $4.7 million.

   In November 1995, the Company acquired One Source Supply, Inc., a supplier of repair and maintenance products to multi-unit apartment complexes in the South Florida market, for an aggregate consideration of approximately $3.6 million. Goodwill recorded in connection with this acquisition was approximately $1.1 million.

   Each of the acquisitions described above have been accounted for under the purchase method. Goodwill recorded in the transactions is being amortized on a straight-line basis over 30 to 40 years.

   The following table presents the unaudited results of operations of the Company for each of the three fiscal years in the period ended December 26, 1997 as if the acquisitions had been consummated as of the beginning of the prior fiscal year, and include certain pro forma adjustments to reflect the amortization of intangible assets, reduction of overhead charges, reduction in compensation, interest expense on amounts drawn on the Company's line of credit to finance the acquisition as if the acquisitions had occurred on the dates described above and inclusion of a federal income tax provision:

                                         1997             1996                1995
                                 -----------------  -----------------  -----------------
Revenues                          $     168,320,000     153,980,000      106,374,000.00
Net income                                9,652,000       6,950,000        3,798,000.00

Net income per share - Basic                   0.73            0.61                0.48
Net income per share - Diluted                 0.72            0.60                0.47

   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the dates described above or the results which may occur in the future. The above acquisitions have been accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired for the above investment has been allocated to intangible assets and goodwill with amortization over 3 to 40 years.

4. STOCKHOLDERS' EQUITY

   RECAPITALIZATION - On March 6, 1995, the Company declared and subsequently issued a stock dividend to the then sole stockholder in the form of 105,914 shares of Mandatorily Redeemable Series B Junior Preferred Stock with a redemption value of $10,591,400. On March 9, 1995, the Company entered into a Stock Purchase and Redemption Agreement (the "Agreement") with certain investors (the "Investors"). Pursuant to the Agreement, the Company repurchased 3,584,000 shares of common stock from its then sole stockholder for $15,117,000 plus a deferred payment of $2,000,000. In addition, pursuant to the Agreement, the Company issued 129,450 shares of Mandatorily Redeemable Series A Senior Preferred Stock for $12,945,000 and then sold 3,080,000 shares of Common Stock to the Investors for $55,000, which represented the fair market value at that time. In addition, the Investors loaned $4,000,000 to the Company pursuant to a Subordinated Debenture Purchase Agreement dated March 9, 1995. The debt instruments were repaid and satisfied on January 29, 1996 with proceeds from the Company's initial public offering.

     Distribution to Stockholders - In 1995, the then sole stockholder received compensation and bonuses of $249,340 and S Corporation distributions of $3,722,710.

5.   INTANGIBLE ASSETS AND OTHER

     Intangible assets and other consist of the following:

                                                                              1997                    1996
                                                                       ------------------      ------------------
     Intangible assets                                                      $   4,952,950              $2,742,000
     Less accumulated amortization                                               (634,967)               (122,241)
                                                                       ------------------      ------------------
                                                                                4,317,983               2,619,759

     Deposits                                                                     217,219                 180,857
     Other                                                                          3,769                   5,836
                                                                       ------------------      ------------------
                                                                            $   4,538,971              $2,806,452
                                                                       ==================      ==================

6.   BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT                                                        1997                    1996
                                                                        -----------------       -----------------
     Machinery and equipment                                               $    2,577,015             $ 2,098,731
     Office furniture and equipment                                             3,093,290               1,391,807
     Vehicles                                                                     948,844                 709,438
     Leasehold improvements                                                       845,263                 746,864
                                                                           --------------          --------------

                                                                                7,464,412               4,946,840
     Less accumulated depreciation and amortization                            (3,923,523)             (2,486,092)
                                                                           --------------          --------------

                                                                           $    3,540,889             $ 2,460,748
                                                                           ==============          ==============

     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Sales tax payable                                                     $      575,524             $   515,342
     Accrued compensation and related benefits                                  1,101,257                 664,508
     Other accrued liabilities                                                  1,198,703                 873,500
                                                                           --------------          --------------

                                                                           $    2,875,484             $ 2,053,350
                                                                           ==============          ==============

     Depreciation expense was approximately $786,000, $521,000 and $322,000 for 1997, 1996 and 1995, respectively.

7.   NOTES PAYABLE

     NOTES PAYABLE - At December 26, 1997, the Company has notes payable to the former shareholders of Management Supply Company, which total $625,000, and are due in 1998. The Company also has an 8% note payable to the former shareholders of Management Supply Company in the amount of $500,000, which is due on September 1, 1999.

     Also, at December 26, 1997, the Company has notes payable to former shareholders of acquired companies, totaling $100,000, which bear interest at 8% and are due in 1998.

     At December 27, 1996, the Company had an 8% note payable to the former sole shareholder of Aaron Distributing, Inc., in the amount of $285,000. The principal balance of the note and accrued interest were paid in 1997.

     LINES OF CREDIT - At December 26, 1997, the Company has a $10,000,000 unsecured bank line of credit, which bears interest at 3/4% below the bank's prime rate (7.75% at December 26, 1997), and expires in June 1998.

     At December 26, 1997, the Company also has a $6,000,000 unsecured bank line of credit, which bears interest at the bank's prime rate (8.50% at December 26, 1997), and expires in July 1998.

     No amounts were outstanding against these lines of credit at December 26, 1997. Management anticipates that these lines of credit will be renewed in 1998.

8.   PROFIT SHARING PLAN

     The Company has a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company are made at the discretion of the Company's Board of Directors. Company contributions to the plan were approximately $151,276, $102,600 and $59,600 for 1997, 1996 and 1995, respectively.

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     LEASE COMMITMENTS - The Company leases its facilities under operating leases expiring at various dates through 2006. Minimum future rental payments under these leases as of December 26, 1997 are as follows:

       1998                                                $   2,634,240
       1999                                                    2,308,432
       2000                                                    1,971,176
       2001                                                    1,559,499
       2002                                                      907,204
       Thereafter                                                141,645
                                                           -------------

       Total                                               $   9,522,196
                                                           =============

     In September 1996, the Company moved its Philadelphia, PA, distribution center to a building which is leased from an entity which is partially owned by two officers of the Company. Minimum annual rent payable under this lease is approximately $289,000, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rent expense for this lease was approximately $289,000 and $74,000 for 1997 and 1996, respectively. This lease expires on May 31, 2006 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

     The Company maintains its executive office in a building which is leased from a stockholder of the Company. As amended in March 1995, under the terms of the lease, the Company is required to pay approximately $137,500 annually, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rental expense for this lease was $ 137,500, $137,500 and $145,000 for 1997, 1996 and 1995, respectively. The lease expires on February 28, 2004 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

   Rent expense under all operating leases was $1,683,000, $1,409,000 and $806,000 for 1997, 1996 and 1995, respectively. Certain of the leases provide that the Company pay taxes, insurance and other operating expenses applicable to the leased premises.


   EMPLOYMENT AND SEVERANCE AGREEMENTS - The Company has an employment agreement with its President until March 2000, unless terminated earlier by the Company, at an annual base salary of $200,000, subject to adjustments plus bonus.


   CONTINGENT LIABILITIES - At December 26,1997, the Company was contingently liable for unused letters of credit aggregating approximately $1,050,000.


   LEGAL PROCEEDINGS - The Company is involved in various legal proceedings in the ordinary course of its business which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

10.STOCK OPTION PLAN

   The Company has a stock option plan (the "1995 Plan") under which employees may be granted options to purchase shares of Common Stock. The Company also has a plan (the "Director Plan") under which non-employee directors may be granted options to purchase shares of Common Stock. The 1995 Plan and the Director Plan, together, are referred to hereafter as the Option Plans. Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date. The stock option plans are administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options. The maximum number of shares to be reserved under the 1995 Plan and Director Plan is 800,000 and 100,000 shares, respectively. At December 26, 1997, 462,985 shares were available for future grants. Stock option transactions are summarized as follows:

                                                                                           WEIGHTED
                                                     NUMBER          EXERCISE PRICE    AVERAGE EXERCISE
                                                   OF SHARES           PER SHARE        PRICE PER SHARE
                                             -----------------------------------------------------------
   Granted during 1995                             280,000          $           4.23           $ 4.23

   1996:
     Granted                                       121,000          $11.00 - $ 24.25           $12.41
     Forfeited                                      (2,800)         $           4.23           $ 4.23
                                               -----------

   Outstanding at December 27, 1996:               398,200          $ 4.23 -  $24.25           $ 6.72

   1997:
     Granted                                       187,900          $15.25 -  $29.75           $18.83
     Exercised                                    (131,485)         $ 4.23 -  $15.50           $10.00
     Forfeited                                     (17,600)         $ 4.23 -  $29.75           $19.23
                                               -----------
   Outstanding at December 26, 1997:               437,015          $ 4.23 -  $29.75           $10.43
                                               ===========

   The following table summarizes information about the stock options outstanding under the Option Plans as of December 26, 1997:

                                               Options Outstanding                  Options Exercisable
                                               -------------------                  -------------------
                                          Weighted
                        Number            Average             Weighted-         Number              Weighted-
       Range of      Outstanding at       Remaining            Average        Exercisable            Average
    Exercise Prices     12/26/97       Contractual Life     Exercise Price    at 12/26/97         Exercise Price
    ---------------  --------------    ----------------     --------------    -----------         --------------
   $ 4.23                   244,136        7.2 years        $       4.23            38,331        $       4.23
   $11.00 - $16.50          105,879        9.1 years               14.80            49,479               13.96
   $17.25 - $25.88           79,900        9.4 years               22.15             5,000               22.13
   $26.00 - $29.75            7,100        9.7 years               26.80                 -                   -
                     --------------                                           ------------
                            437,015                                                 92,810
                     ==============                                           ============

   All stock options are granted at a price not less than the fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1997, 1996 and 1995 were $10.06, $5.67 and $.80, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                                        1997                    1996                    1995
                                                -------------------     -------------------     -------------------
   Risk-free interest rate                                     6.5%                   5.5%                     5.3%
   Expected volatility                                        57.3%                  74.2%                     --
   Expected life                                               4.5 years               2.3 years               4.5 years
   Contractual life                                             10 years                10 years                10 years
   Dividend yield                                              0.0%                   0.0%                     0.0%

   The Company accounts for the Option Plans in accordance with APB Opinion
   No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Option Plans been determined with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share for the years ended December 26, 1997, December 27, 1996 and December 29, 1995 would have been as follows (in thousands, except per share amounts):

                                                        1997                  1996                 1995
                                                ------------------    ------------------    -----------------
   Net Income:
        As reported                                      $   9,234             $   5,863            $   2,844
        Pro forma                                        $   8,579             $   5,485            $   2,540
   Net Income per share:
        As reported                                      $    0.70             $    0.53            $    0.37
        Pro forma                                        $    0.65             $    0.49            $    0.33
   Net Income per share, assuming dilution:
        As reported                                      $    0.69             $    0.51            $    0.36
        Pro forma                                        $    0.64             $    0.48            $    0.32

11. PROVISION FOR INCOME TAXES

    The income tax provision for 1997 and 1996 is as follows:

                                                         1997                   1996                   1995
                                                 ------------------     ------------------     ------------------
    Current:
         Federal                                      $   4,733,500       $   3,110,000          $   1,723,680
         State                                              864,700             733,280                307,900
                                                      -------------       -------------          -------------

                                                          5,598,200           3,843,280              2,031,580
                                                      -------------       -------------          -------------
    Deferred:
         Federal                                           (181,000)           (209,000)              (365,000)
         State                                              (24,000)            (41,000)               (43,000)
                                                      -------------       -------------          -------------

                                                           (205,000)           (250,000)              (408,000)
                                                      -------------       -------------          -------------

                                                      $   5,393,200       $   3,593,280          $   1,623,580
                                                      =============       =============          =============

    The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

                                                         1997                   1996                   1995
                                                 ------------------     ------------------     ------------------
    Federal statutory tax rate                                 34.0 %                 34.0 %                 34.0 %
    State income taxes, net of federal benefit                  4.8                    5.1                    4.3
    Non-deductible expenses                                     1.0                    2.2                    0.6
    Non-taxable investment income                              (2.3)                  (4.6)                     -
    Other                                                      (0.6)                   1.3                    4.5
    Benefit of change in tax status                               -                      -                   (4.9)
    S Corporation earnings                                        -                      -                   (4.3)
                                                 ------------------     ------------------     ------------------

                                                              36.9 %                 38.0 %                 34.2 %
                                                 ==================     ==================     ==================

    Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes.

    The components of the Company's net deferred tax asset consisted of the following as of:


                                                              DECEMBER 26,          December 27,
                                                                  1997                  1996
                                                          -------------------   -------------------

    Inventory                                                   $  722,000              $436,000
    Bad debt reserves                                              394,000               234,000
    State taxes                                                    108,000                93,000
    Other                                                            3,000                 5,000
                                                          -------------------   -------------------

                                                                $1,227,000              $768,000
                                                          ===================   ===================

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Unaudited quarterly financial information for 1997 and 1996 are as follows (amounts are in thousands, except per share data):

                                                                              1997
                                                  -------------------------------------------------------------
                                                      FIRST           Second          Third           FOURTH
                                                    (13 WEEKS)      (13 weeks)      (13 weeks)      (13 WEEKS)
     Net sales                                       $   33,209      $   36,409      $   40,184      $   40,991
     Gross profit                                         9,995          10,770          11,712          11,711
     Operating income                                     2,922           3,152           3,429           3,544
     Net income                                           2,072           2,247           2,414           2,501

     Net income per share - Basic                    $     0.16      $     0.17      $     0.18      $     0.19
     Net income per share - Diluted                  $     0.16      $     0.17      $     0.18      $     0.19
                                                                              1996
                                                  -------------------------------------------------------------
                                                      FIRST          Second           Third          FOURTH
                                                   (13 WEEKS)      (13 weeks)      (13 weeks)      (13 WEEKS)
     Net sales                                       $   19,309      $   21,415      $   30,712      $   29,208
     Gross profit                                         5,936           6,553           8,718           8,584
     Operating income                                     1,707           1,952           2,774           2,472
     Net income                                             960           1,218           1,857           1,828

     Net income per share  - Basic                   $     0.11      $     0.12      $     0.15      $     0.14
     Net income per share, - Diluted                 $     0.10      $     0.12      $     0.15      $     0.14

     The total of the quarterly information presented above may not equal the annual results presented in the Consolidated Statement of Income as a result of rounding.

     The Company's quarters end on the last Friday of each calendar quarter.

     The Company's sales volumes tend to be lower in the fourth quarter because customers defer purchases at year end as their budget limits are met. In addition, net sales in the fourth quarter are reduced because of the holidays during the period. The third and fourth quarters of 1997 included sales of Management Supply Company, which was acquired in September 1997. The third and fourth quarters of 1996 included sales of HMA Enterprises, Inc., which was acquired in July 1996.

                                                                     SCHEDULE II
WILMAR INDUSTRIES, INC.

VALUATION ACCOUNTS
--------------------------------------------------------------------------------

                                           BALANCE AT                                         BALANCE AT
                                           BEGINNING   CHARGED TO                   OTHER        END
                                            OF YEAR     EXPENSE    DEDUCTIONS /1/  CHANGES     OF YEAR
                                          -----------------------------------------------------------------
Year ended December 29, 1995:
       Allowance for doubtful accounts       $135,000     186,727       167,657   82,000 /2/   $    236,070
                                             --------     -------       -------   --------     ============

Year ended December 27, 1996:
       Allowance for doubtful accounts       $236,070     364,500        37,481  243,211 /3/   $    806,300
                                             --------     -------       -------   --------     ============

Year ended December 26, 1997:
       Allowance for doubtful accounts       $806,300     586,025       525,675  493,150 /4/   $  1,359,800
                                             --------     -------       -------   --------     ============

1. Accounts receivable written off as uncollectible, net of recoveries.

2. Represents reserve established in connection with acquisition of One Source Supply, Inc. See Note 4 to Consolidated Financial Statements.

3. Represents reserves established in connection with acquisitions of Mile High Maintenance Supply, Inc. and HMA Enterprises, Inc. See Note 4 to Consolidated Financial Statements.

4. Represents reserves established in connection with acquisitions of Management Supply Company, Pier-Angeli Company and Lindley Supply Company. See Note 4 to Consolidated Financial Statements.