Form 10-Q
period 1998-03-27
WILMAR INDUSTRIES INC
filed 1998-05-11
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                    15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 27, 1998


                                      OR


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE TRANSITION PERIOD FROM ________________ TO _______________


                         Commission File No.  0-27424
                                              --------

                            WILMAR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


               New Jersey                                    22-2232386
     --------------------------                          -----------------
     (State of incorporation or                          (I.R.S. Employer
     organization)                                       Identification No.)


     303 Harper Drive
     Moorestown, New Jersey                                     08057
     ----------------------                             ------------------
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


                    Yes    X        No ____________
                        --------

     The number of shares of the registrant's common stock, no par value, outstanding as of April 30, 1998 was 13,354,854.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
--------------------------------------------------------------------------------

                                                                               March 27,         December 26,
                                                                                  1998               1997
                                                                            ----------------    --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $   34,543,588      $  30,723,746
  Cash - restricted                                                                286,028            283,655
  Accounts Receivable - trade, net of allowance for doubtful accounts
   of $1,431,200 in 1998 and $1,359,800 in 1997.                                23,663,226         23,801,733
  Inventory                                                                     26,050,931         24,979,935
  Prepaid expenses and other current assets                                      1,028,581            898,255
  Deferred income taxes                                                          1,253,000          1,227,000
                                                                            ----------------    --------------
          Total current assets                                                  86,825,354         81,914,324

PROPERTY AND EQUIPMENT, net                                                      3,660,528          3,540,889

GOODWILL, net of accumulated amortization of $558,087 in 1998 and
 $426,066 in 1997.                                                              18,164,312         18,121,121

INTANGIBLE ASSETS AND OTHER, Net                                                 4,481,765          4,538,971
                                                                            ----------------    --------------
TOTAL ASSETS                                                                $  113,131,959      $ 108,115,305
                                                                            ================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                             $      700,000      $     725,000
  Accounts payable                                                              13,645,425         13,244,918
  Accrued expenses and other current liabilities                                 3,562,729          2,875,484
  Income taxes payable                                                           1,390,636            220,819
                                                                            ----------------    --------------
            Total current liabilities                                           19,298,790         17,066,221

NOTES PAYABLE                                                                      500,000            500,000
                                                                            ----------------    --------------

            Total liabilities                                                   19,798,790         17,566,221

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  13,354,854 shares issued and outstanding in 1998
  13,335,754 shares issued and outstanding in 1997                             102,904,578        102,793,984
Accumulated deficit                                                             (9,571,409)       (12,244,900)
                                                                            ----------------    --------------
      Total stockholders' equity                                                93,333,169         90,549,084
                                                                            ----------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  113,131,959      $ 108,115,305
                                                                            ================    ==============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
--------------------------------------------------------------------

                                                 For the Three    For the Three
                                                  Months Ended    Months Ended
                                                   March 27,        March 28,
                                                      1998            1997
                                                ---------------  ---------------
NET SALES                                       $    43,545,255  $    33,209,175

COST OF SALES                                        30,936,072       23,214,155
                                                ---------------  ---------------
          Gross profit                               12,609,183        9,995,020


OPERATING EXPENSES:
   Operating and selling expenses                     6,112,922        4,741,041
   Corporate general and administrative
    expenses                                          2,642,110        2,332,388
                                                ---------------   --------------

   Total operating expenses                           8,755,032        7,073,429
                                                ---------------   --------------
          Operating income                            3,854,151        2,921,591


INTEREST INCOME                                        (382,740)        (381,970)
                                                ---------------   --------------

          Income before income taxes                  4,236,891        3,303,561

PROVISION FOR INCOME TAXES                            1,563,400        1,231,700
                                                ---------------   --------------
          Net income                            $     2,673,491   $    2,071,861
                                                ===============   ==============


Net income per share - Basic                    $          0.20   $         0.16
                                                ===============   ==============

Net income per share - Diluted                  $          0.20   $         0.16
                                                ===============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-(UNAUDITED)
---------------------------------------------------------------------

                                                                                                                Total
                                                                 Common          Stock       Accumulated    Stockholders'
                                                                 Shares          Amount        Deficit         Equity
                                                            ---------------  -------------  -------------  --------------
BALANCE, DECEMBER 27, 1996                                       13,048,371   $ 96,978,776   $(21,479,162)   $ 75,499,614

Exercised Stock Options                                             131,485      1,305,796                      1,305,796

Tax Benefit from Exercised Stock Options                                           660,000                        660,000

Issuance of Common Stock - Mile High Acquisition                      4,652        100,024                        100,024

Issuance of Common Stock - Mangement Supply Acquisition             151,246      3,749,388                      3,749,388

Net income                                                                                      9,234,262       9,234,262
                                                            ---------------  -------------  -------------  --------------
BALANCE, DECEMBER 26, 1997                                       13,335,754   $102,793,984   $(12,244,900)   $ 90,549,084

Exercised Stock Options                                              19,100         80,794                         80,794

Tax Benefit from Exercised Stock Options                                            29,800                         29,800

Net income                                                                                      2,673,491       2,673,491
                                                            ---------------  -------------  -------------  --------------
BALANCE, MARCH 27, 1998                                          13,354,854  $ 102,904,578  $  (9,571,409) $   93,333,169
                                                            ===============  =============  =============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                                                 FOR THE THREE            FOR THE THREE
                                                                                 MONTHS ENDING            MONTHS ENDING
                                                                                   MARCH 27,                MARCH 28,
                                                                                      1998                     1997
                                                                               ------------------       ------------------
OPERATING ACTIVITIES :

   Net Income                                                                  $     2,673,491          $      2,071,861
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                     455,898                   288,572
     Deferred income taxes                                                             (26,000)                  (39,000)
     Changes in assets and liabilities, net of effects of acquisition:
         Accounts receivable                                                           138,507                (1,835,662)
         Inventory                                                                  (1,070,996)                  193,308
         Prepaid expenses and other current assets                                    (132,699)                  (13,598)
         Other assets                                                                  (40,321)                 (330,209)
         Accounts Payable                                                              400,507                 2,338,593
         Accrued expenses and other current liabilities                                687,245                   470,996
         Income taxes payable                                                        1,199,617                  (299,960)
                                                                               ---------------          ----------------
              Net cash provided by operating activities                              4,285,249                 2,844,901
                                                                               ---------------          ----------------
INVESTING ACTIVITIES :

   Purchase of property and equipment                                                 (345,989)                 (661,603)
   Proceeds from sale of short-term investments                                              -                   477,276
   Acquisition of business, including escrow                                          (175,212)               (3,988,455)
                                                                               ---------------          ----------------
             Net cash used in investing activities                                    (521,201)               (4,172,782)
                                                                               ---------------          ----------------
FINANCING ACTIVITIES :

   Repayment of note payable                                                           (25,000)                 (260,000)
   Net proceeds from exercise of stock options                                          80,794                         -
                                                                               ---------------          ----------------
              Net cash provided by (used in) financing activities                       55,794                  (260,000)
                                                                               ---------------          ----------------
NET INCREASE  (DECREASE) IN CASH                                                     3,819,842                (1,587,881)

 CASH, BEGINNING OF PERIOD                                                          30,723,746                38,228,710
                                                                               ---------------          ----------------
 CASH, END OF PERIOD                                                           $    34,543,588          $     36,640,829
                                                                               ===============          ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for:
     Interest                                                                  $         1,066          $          5,652
                                                                               ===============          ================
     Income taxes                                                              $       100,458          $      1,550,600
                                                                               ===============          ================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

   Issuance of Note in connection with the purchase of:
         Pier-Angeli                                                                                    $         75,000


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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year ending December 25, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 26, 1997.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement, establishes standards for reporting and disclosure of comprehensive income. The Company adopted this statement during the first quarter of fiscal year 1998. Adoption of this statement had no impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements. SFAS No. 131 is required to be applied to interim financial statements in the initial year of application. Reclassification of segment information for earlier periods presented for comparative purposes are required under SFAS No. 131. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS No. 131 in its December 25, 1998 annual financial statements.

In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP is effective for the Company in 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes certain external consulting costs and expenses all other costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

NOTE 3 - ACQUISITION
--------------------

In March 1998, the Company acquired American Maintenance Supply, Inc. ("AMS"), a distributor of plumbing supplies primarily to the multi-family industry or apartment housing market in the San Francisco area. The total purchase price of the acquisition was paid in cash. Goodwill recorded in connection with this acquisition is being amortized on a straight-line basis over 40 years.

NOTE 4 - INCOME TAXES
---------------------

The Company provides for income taxes based upon SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

                            WILMAR INDUSTRIES, INC.

NOTE 5 - COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE
--------------------------------------------------------------

   Net income per share presented for all periods have been computed in accordance with SFAS No. 128, "Earnings per Share." Data for 1997 has been restated to conform to SFAS No. 128. Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period, assuming dilution.

   The amounts used in calculating net income per share data are as follows:

                                                          FOR THE THREE      FOR THE THREE
                                                          MONTHS ENDED       MONTHS ENDED
                                                          MARCH 27, 1998     MARCH 28, 1997
                                                          --------------     --------------
       Net Income                                           $  2,673,491       $  2,071,861
                                                          ==============     ==============

       Weighted Average Shares Outstanding - Basic            13,336,380         13,048,371
       Effect of Dilutive Stock Options                          152,061            167,580
                                                          --------------     --------------

       Weighted Average Shares Outstanding - Diluted          13,488,441         13,215,951
                                                          ==============     ==============

Options to purchase 51,600 shares of common stock were outstanding during the first quarter of 1998, but were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares.

NOTE 6 - CONTINGENCIES
----------------------

The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

                            WILMAR INDUSTRIES, INC.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 1998 COMPARED TO THREE MONTHS ENDED MARCH 28, 1997

Net Sales. Net sales increased by $10.3 million, or 31.1%, to $43.5 million for the three months ended March 27, 1998 from $33.2 million for the corresponding period in 1997. This increase was primarily attributable to the acquisition of Management Supply Company ("MSC"), which occurred in July 1997. In addition, the maturation of the existing sales force, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery), also contributed significantly to the Company's growth. The Company's sales force at the end of the first quarter of 1998 was 193, an increase of 41 when compared with the corresponding quarter of 1997. Sales attributable to the existing sales force (sales representatives employed for all of both periods) increased 14.0%. Price increases during both periods were modest and made only on selected items. During the three months ended March 27, 1998, Wilmar generated approximately $1.7 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 29.0% for the three months ended March 27, 1998 compared to 30.1 % for the corresponding period in 1997. This expected decrease in the gross margin resulted from the acquisition of MSC. MSC's gross margins reflect a product mix that includes a larger volume of major appliance sales, that yield a lower gross margin percentage. In addition, the increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Dallas, Charlotte and San Antonio also contributed to the decrease in gross margin when compared with the first three months of 1997.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $1.4 million, or 28.9%, to $6.1 million for the three months ended March 27, 1998 from $4.7 million for the corresponding period in 1997. As a percentage of net sales, these expenses represented 14.0% for the three months ended March 27, 1998 compared to 14.3% for the corresponding period in 1997. This decrease was primarily attributable to the assimilation of the HMA acquisition in July 1997, and in addition the acquisition of MSC, which though it had not yet been fully assimilated into our system until May 1998, had been operated very efficiently as a stand-alone company.

                            WILMAR INDUSTRIES, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 1998 COMPARED TO THREE MONTHS ENDED MARCH 28, 1997

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $310,000, or 13.3%, to $2.6 million for the three months ended March 27, 1998 from $2.3 million for the corresponding period in 1997. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. The Company expenses all distribution center pre-opening costs when incurred. During the first three months of 1998, the Company incurred approximately $21,000 in expenses related to the assimilation of MSC and pre-opening expenses for its new Boston and San Antonio distribution center. As a percentage of net sales, corporate general and administrative expenses represented 6.1% for the three months ended March 27, 1998 compared to 7.0% for the corresponding period in 1997. Excluding assimilation and pre-opening expenses, general and administrative expenses would represent 6.0% for the three months ended March 27,1998 and 6.6% for the corresponding period in 1997.

Operating Income. Operating income increased by $933,000 or 31.9%, to $3.9 million for the three months ended March 27, 1998 from $2.9 million for the corresponding period in 1997. As a percentage of net sales, operating income was 8.9% for the three months ended March 27, 1998 and 8.8% for the corresponding period in 1997. Excluding assimilation and pre-opening expenses, operating income would have increased by $826,000, or 27.1% for the three months ended March 27, 1998. As a percentage of net sales, operating income (excluding assimilation and pre-opening expenses) would have been 8.9% for the first three months of 1998 and 9.2% for the same period in 1997.

Interest Income. Net interest income for the three months ended March 27, 1998 was $383,000 and $382,000 for the corresponding period in 1997. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank line of credit to support increases in accounts receivable and inventory, net of accounts payable. Since its initial public offering in January 1996, additional liquidity has been provided through the proceeds of the sale of its securities as well as investment income from the proceeds of the secondary public offering completed in July 1996.

Cash provided by operating activities was $4.3 million during the three months ended March 27, 1998 compared to $2.8 million of cash provided by operating activities during the corresponding period in 1997. Cash provided by operating activities during the three months ended March 27, 1998 consisted of $2.7 million of net income before adding back depreciation and amortization and other non-cash charges, increased $1.2 million by changes in operating assets and liabilities. This was primarily resulting from a $2.3 million increase in accounts payable, accrued expenses and income tax payable offset by an increase in the inventory and prepaid expenses of $1.2 million, consistent with its higher volume of business.

Cash used in investing activities during the three months ended March 27, 1998 was $521,200, this consisted of approximately $346,000 for the purchase of property and equipment and $175,000 relating to business acquisitions. Cash provided by financing activities during the first quarter of 1998 was approximately $55,800, consisting of $80,800 of net proceeds received from the exercise of stock options offset by $25,000 of repayment of a note payable.

                            WILMAR INDUSTRIES, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Capital expenditures were $346,000 for the three months ended March 27, 1998 compared to $661,000 for the corresponding period in 1997. The Company spent approximately $202,000 in the first quarter to equip its new Atlanta and San Antonio distribution centers, as well as upgrading the existing MSC distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facilities consist of two unsecured bank lines of credit totaling $16 million. These lines of credit had zero balances at March 27, 1998. In April 1997, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate. During 1997, the Company obtained a $6 million unsecured bank line of credit, which bears interest at the bank's prime rate. These credit facilities
will expire in June 1998 and July 1998, respectively.   The Company anticipates
renewing these existing credit facilities prior to their respective expiration dates and believes it could increase the amount of these credit facilities if needed, although there can be no assurance that it could do so on equally or more favorable terms.

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

 The Company did not file a Form 8-K during the quarter ended March 27, 1998.

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


Date:   May 11, 1998