Form 10-Q
period 1998-06-26
WILMAR INDUSTRIES INC
filed 1998-08-10
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 26, 1998

                                      OR


            (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ____________

                         Commission File No.  0-27424
                                              --------


                            WILMAR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


          New Jersey                                      22-2232386
          ----------                                      ----------
          (State of incorporation or                      (I.R.S. Employer
          organization)                                   Identification No.)


          303 Harper Drive
          Moorestown, New Jersey                            08057
          ----------------------                          ----------
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


     The number of shares of the registrant's common stock, no par value, outstanding as of July 31, 1998 was 13,383,760.

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
--------------------------------------------------------------------------------

                                                                                             June 26,       December 26,
                                                                                               1998             1997
                                                                                          --------------   --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                               $   30,217,762   $   30,723,746
  Cash - restricted                                                                              290,503          283,655
  Accounts Receivable - trade, net of allowance for doubtful accounts
   of $1,443,300 in 1998 and $1,359,800 in 1997.                                              27,708,078       23,801,733
  Inventory                                                                                   32,055,286       24,979,935
  Prepaid expenses and other current assets                                                    1,288,076          898,255
  Deferred income taxes                                                                        1,453,000        1,227,000
                                                                                          --------------   --------------
          Total current assets                                                                93,012,705       81,914,324

PROPERTY AND EQUIPMENT, net                                                                    3,898,361        3,540,889

GOODWILL, net of accumulated amortization of $698,318 in 1998 and $426,066 in 1997.           18,481,900       18,121,121

INTANGIBLE ASSETS AND OTHER, Net                                                               4,852,530        4,538,971
                                                                                          --------------   --------------
TOTAL ASSETS                                                                              $  120,245,496   $  108,115,305
                                                                                          ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                                                                           $      700,000   $      725,000
  Accounts payable                                                                            18,002,870       13,244,918
  Accrued expenses and other current liabilities                                               4,154,315        2,875,484
  Income taxes payable                                                                             7,000          220,819
                                                                                          --------------   --------------
            Total current liabilities                                                         22,864,185       17,066,221

NOTES PAYABLE                                                                                    500,000          500,000
                                                                                          --------------   --------------

            Total liabilities                                                                 23,364,185       17,566,221


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY :
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  13,381,577 shares issued and outstanding in 1998
  13,335,754 shares issued and outstanding in 1997                                           103,344,175      102,793,984
Accumulated deficit                                                                           (6,462,864)     (12,244,900)
                                                                                          --------------   --------------
      Total stockholders' equity                                                              96,881,311       90,549,084
                                                                                          --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  120,245,496   $  108,115,305
                                                                                          ==============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                                       For the Three    For the Three    For the Six      For the Six
                                                       Months Ended     Months Ended     Months Ended     Months Ended
                                                         June 26,          June 27,         June 26,         June 27,
                                                           1998              1997            1998             1997
                                                       -------------    -------------    -------------    -------------
NET SALES                                              $  49,658,989    $  36,409,392    $  93,204,244    $  69,618,567

COST OF SALES                                             35,356,091       25,639,353       66,292,163       48,853,508
                                                       -------------    -------------    -------------    -------------
             Gross profit                                 14,302,898       10,770,039       26,912,081       20,765,059

OPERATING EXPENSES:
   Operating and selling expenses                          6,761,759        5,029,959       12,874,681        9,771,000
   Corporate general and administrative expenses           2,878,776        2,588,337        5,520,886        4,920,725
                                                       -------------    -------------    -------------    -------------
   Total operating expenses                                9,640,535        7,618,296       18,395,567       14,691,725
                                                       -------------    -------------    -------------    -------------
             Operating income                              4,662,363        3,151,743        8,516,514        6,073,334

INTEREST INCOME                                             (392,182)        (426,325)        (774,922)        (808,295)
                                                       -------------    -------------    -------------    -------------
              Income before income taxes                   5,054,545        3,578,068        9,291,436        6,881,629

PROVISION FOR INCOME TAXES                                 1,946,000        1,331,200        3,509,400        2,562,900
                                                       -------------    -------------    -------------    -------------
              Net income                               $   3,108,545    $   2,246,868    $   5,782,036    $   4,318,729
                                                       =============    =============    =============    =============


   Net income per share - Basic                        $        0.23    $        0.17    $        0.43    $        0.33
                                                       =============    =============    =============    =============
   Net income per share - Diluted                      $        0.23    $        0.17    $        0.43    $        0.33
                                                       =============    =============    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    Total
                                                               Common           Stock         Accumulated       Stockholders'
                                                               Shares           Amount           Deficit           Equity
                                                            -----------     -------------     -------------     -------------
BALANCE, DECEMBER 27, 1996                                   13,048,371     $  96,978,776     $ (21,479,162)    $  75,499,614

Exercised Stock Options                                         131,485         1,305,796                           1,305,796

Tax Benefit from Exercised Stock Options                                          660,000                             660,000

Issuance of Common Stock - Mile High Acquisition                  4,652           100,024                             100,024

Issuance of Common Stock - Mangement Supply Acquisition         151,246         3,749,388                           3,749,388

Net income                                                                                        9,234,262         9,234,262
                                                            -----------     -------------     -------------     -------------
BALANCE, DECEMBER 26, 1997                                   13,335,754     $ 102,793,984     $ (12,244,900)    $  90,549,084

Exercised Stock Options                                          40,100           283,978                             283,978

Tax Benefit from Exercised Stock Options                                          135,500                             135,500

Issuance of Common Stock - Apartment Cleaning                     5,723           130,713                             130,713

Net income                                                                                        5,782,036         5,782,036
                                                            -----------     -------------     -------------     -------------
BALANCE, JUNE 26, 1998                                       13,381,577     $ 103,344,175     $  (6,462,864)    $  96,881,311
                                                            ===========     =============     =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE SIX                FOR THE SIX
                                                                              MONTHS ENDING              MONTHS ENDING
                                                                                 JUNE 26,                  JUNE 27,
                                                                                   1998                      1997
                                                                            -----------------           ---------------
OPERATING ACTIVITIES:
   Net Income                                                               $   5,782,035               $   4,318,729
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                              992,508                     585,714
       Deferred income taxes                                                     (226,000)                    (39,000)
       Loss on disposition of property and equipment                               11,704
       Changes in assets and liabilities, net of effects of acquisition:
           Accounts receivable                                                 (3,591,166)                 (3,995,611)
           Inventory                                                           (6,870,716)                 (2,017,932)
           Prepaid expenses and other current assets                             (396,669)                    117,102
           Other assets                                                           223,300                    (632,231)
           Accounts Payable                                                     4,757,952                   4,001,986
           Accrued expenses and other current liabilities                       1,278,831                     615,598
           Income taxes payable                                                   (78,319)                     52,447
                                                                            -------------               -------------
                Net cash provided by operating activities                       1,883,460                   3,006,802
                                                                            -------------               -------------
 INVESTING ACTIVITIES :
   Purchase of property and equipment                                            (901,290)                   (983,103)
   Proceeds from sale of short-term investments                                                             3,395,861
   Acquisition of business, including escrow                                   (1,747,132)                 (3,988,455)
   Proceeds from escrow settlement                                                                             82,000
                                                                            -------------               -------------
               Net cash used in investing activities                           (2,648,422)                 (1,493,697)
                                                                            -------------               -------------
 FINANCING ACTIVITIES :
   Repayment of note payable                                                      (25,000)                   (260,000)
   Net proceeds from exercise of stock options                                    283,978                     799,798
                                                                            -------------               -------------
                Net cash provided by financing activities                         258,978                     539,798
                                                                            -------------               -------------
 NET INCREASE (DECREASE) IN CASH                                                 (505,984)                  2,052,903

 CASH, BEGINNING OF PERIOD                                                     30,723,746                  38,228,710
                                                                            -------------               -------------
 CASH, END OF PERIOD                                                        $  30,217,762               $  40,281,613
                                                                            =============               =============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for :
       Interest                                                             $       1,673               $      19,802
                                                                            =============               =============
       Income taxes                                                         $   4,030,149               $   2,669,100
                                                                            =============               =============

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Issuance of Common Stock in connection with the purchase of :
           Apartment Cleaning Supply and Pool Supply, Inc.                  $     130,713


   Issuance of Note in connection with the purchase of :
           Pier-Angeli                                                                                  $      75,000

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

NOTE 2 - ACCOUNTING POLICIES
----------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income. The Company adopted this statement during the first quarter of fiscal year 1998. Adoption of this statement had no impact on the Company's consolidated financial statements.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which revises certain disclosure requirements for the Company's pension assets and obligations, is effective for the fiscal periods beginning after December 15, 1997. Restatement of prior years' information is required, where available. As this statement only requires a change in methods of disclosure and not any change in accounting methods, it will not have any impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS No. 132 in its December 25, 1998 annual financial statements.

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

NOTE 3 - ACQUISITION
--------------------

In March 1998, the Company acquired certain assets of the California based company American Maintenance Supply, Inc. ("AMS-CA") and in June 1998, the Company acquired certain assets of the Nevada based company American Maintenance Supply, Inc. ("AMS-NV"), both are distributors of plumbing supplies primarily to the multi-family industry or apartment housing market. The total purchase price of both acquisitions was paid in cash. Goodwill recorded in connection with these acquisitions is being amortized on a straight-line basis over 40 years.

In June 1998, the Company acquired certain assets of Apartment Cleaning Supply and Pool Supply, Inc. ("ACSPS"), a distributor of both janitorial and pool chemicals, supplies and equipment primarily to the multi-family industry or apartment housing market in the Phoenix area. The purchase price of this acquisition consisted of cash and common stock of the company. Goodwill and other intangibles recorded in connection with this acquisition are being amortized on a straight-line basis over 5 to 40 years.

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

   The amounts used in calculating net income per share data are as follows:

                                          For the Three   For the Three  For the Six   For the Six
                                          Months Ended    Months Ended   Months Ended  Months Ended
                                          June 26, 1998   June 27, 1998  June 27, 1998 June 27, 1997
                                          -------------   -------------  ------------- -------------
Net Income                                $   3,108,545    $  2,246,868  $   5,782,036 $   4,318,729
                                          =============   =============  ============= =============

Weighted Average Shares
   Outstanding - Basic                       13,362,415      13,078,743     13,349,921    13,063,481
Effective of Dilutive Stock Options             144,735         189,247        146,982       174,784
                                          -------------   -------------  ------------- -------------
Weighted Average Shares
   Outstanding - Diluted                     13,507,150      13,267,990     13,496,903    13,238,265
                                          =============   =============  ============= =============

Options to purchase 48,200 and 8,500 shares of common stock that were outstanding during the three months ended June 26, 1998 and June 27,1997 respectively, as well as the option to purchase 45,825 and 8,500 shares of common stock that were outstanding during the six months ended June 26, 1998 and June 27,1997 respectively, were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 26, 1998 COMPARED TO SIX MONTHS ENDED JUNE 27, 1997.

Net Sales. Net sales increased by $23.6 million, or 33.9%, to $93.2 million for the six months ended June 26, 1998 from $69.6 million for the corresponding period in 1997. This increase was attributable to the maturation of the existing sales force, sales force additions, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery). The Company's sales force at the end of the second quarter of 1998 was 201 an increase of 51 when compared with the corresponding quarter of 1997. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 16%. In addition the acquisitions of Management Supply Company ("MSC") and certain assets of ACSPS, AMS-CA and AMS-NV which occurred in September 1997, June 1998, March 1998 and June 1998 respectively, also contributed significantly to the Company's growth. Price increases during both periods were modest and made only on selected items. During the six months ended June 26, 1998, Wilmar generated approximately $3.7 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit.  Cost of sales includes merchandise, freight, distribution center
occupancy and delivery costs.   As a percentage of net sales, gross profit was
28.9% for the six months ended June 26, 1998 compared to 29.8% for the corresponding period in 1997. This expected decrease in the gross margin resulted from the acquisition of MSC. MSC's gross margins reflect a product mix that includes a larger volume of major appliance sales, that yield a lower gross margin percentage. In addition, the increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Charlotte, San Antonio, Phoenix, Las Vegas and Boston, also contributed to the decrease in gross margin when compared with the first six months of 1997.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $3.1 million, or 31.8 %, to $12.9 million for the six months ended June 26, 1998 from $9.8 million for the corresponding period in 1997. As a percentage of net sales, these expenses represented 13.8% for the six months ended June 26, 1998 compared to 14.0% for the corresponding period in 1997. This decrease was primarily attributable to the assimilation of the HMA acquisition in July 1997, and in addition the acquisition of MSC, which though it had not yet been fully assimilated into our system until May 1998, had been operated very efficiently as a stand-alone company.

                            WILMAR INDUSTRIES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 26, 1998 COMPARED TO SIX MONTHS ENDED JUNE 27, 1997

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $600,000 or 12.2%, to $5.5 million for the six months ended June 26, 1998 from $4.9 million for the corresponding period in 1997. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. As a percentage of net sales, corporate general and administrative expenses represented 5.9% for the six months ended June 26, 1998 compared to 7.1% for the corresponding period in 1997. During the first six months of 1998, the Company incurred approximately $116,000 in expenses related to the assimilation of MSC and pre-opening expenses for its new San Antonio, Las Vegas and Boston distribution centers, (the "assimilation and pre-opening expenses"). The Company expenses all distribution center pre-opening and acquisition assimilation costs when incurred. Excluding these expenses, corporate general and administrative expenses as a percentage of net sales would have been 5.8% for the six months ended June 26, 1998 compared to 6.8% for the corresponding period in 1997.

Operating Income. Operating income increased by $2.4 million, or 40.2%, to $8.5 million for the six months ended June 26, 1998 from $6.1million for the corresponding period in 1997. As a percentage of net sales, operating income was 9.1% for the six months ended June 26, 1998 compared to 8.7% for the corresponding period in 1997. Excluding the assimilation and pre-opening expenses, operating income as a percentage of net sales would have been 9.3% for the six months in 1998 compared to 9.0% for the first six months of 1997.

Interest Income. Net interest income for the six months ended June 26, 1998 was $775,000 and $808,000 for the corresponding period in 1997. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996.

THREE MONTHS ENDED JUNE 26, 1998 COMPARED TO THREE MONTHS ENDED JUNE 27, 1997

Net Sales. Net sales increased by $13.3 million, or 36.4%, to $49.7 million for the three months ended June 26, 1998 from $36.4 million for the corresponding period in 1997. This increase was attributable to the maturation of the existing sales force, sales force additions, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling". Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 20%. In addition the acquisitions of MSC and certain assets of ACSPS, AMS-CA and AMS-NV which occurred in September 1997, June 1998, March 1998 and June 1998 respectively, also contributed significantly to the Company's growth. Price increases during both periods were modest and made only on selected items. During the three months ended June 26, 1998, Wilmar generated approximately $2.1 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 28.8% for the three months ended June 26, 1998 compared to 29.6 % for the corresponding period in 1997. This expected decrease in the gross margin was a result of the following factors: (1) the acquisition of MSC, whose gross margins reflect a product mix that includes a larger volume of major appliance sales, that yield a lower gross margin percentage, (2) a larger volume of HVAC sales, which are seasonal in nature and have lower gross margins, and (3) the higher relative occupancy costs relating to the operation of the Company's new distribution centers in San Antonio, Las Vegas and Boston also contributed to the decrease in gross margin when compared with the three months ended June 27, 1997.

                            WILMAR INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 26, 1998 COMPARED TO THREE MONTHS ENDED JUNE 27, 1997

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $1.8 million, or 34.4%, to $6.8 million for the three months ended June 26, 1998 from $5.0 million for the corresponding period in 1997. As a percentage of net sales, these expenses represented 13.6% for the three months ended June 26, 1998 compared to 13.8% for the corresponding period in 1997. This decrease was primarily attributable to the assimilation of the HMA acquisition in July 1997, and in addition the acquisition of MSC, which though it had not yet been fully assimilated into our system until May 1998, had been operated very efficiently as a stand-alone company.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $290,000, or 11.2%, to $2.9 million for the three months ended June 26, 1998 from $2.6 million for the corresponding period in 1997. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. The Company expenses all distribution center pre-opening costs when incurred. During the second quarter of 1998, the Company incurred approximately $96,000 in expenses related to the assimilation of MSC and pre-opening expenses for its new San Antonio, Las Vegas and Boston distribution center. As a percentage of net sales, corporate general and administrative expenses represented 5.8% for the three months ended June 26, 1998 compared to 7.1% for the corresponding period in 1997. Excluding assimilation and pre-opening expenses, general and administrative expenses would represent 5.6% for the three months ended June 26, 1998 and 6.9% for the corresponding period in 1997.

Operating Income. Operating income increased by $1.5 million or 47.9%, to $4.7 million for the three months ended June 26, 1998 from $3.2 million for the corresponding period in 1997. As a percentage of net sales, operating income was 9.4% for the three months ended June 26, 1998 and 8.7% for the corresponding period in 1997. Excluding assimilation and pre-opening expenses, operating income as a percentage of net sales would have been 9.6% for the three month ended June 26,1998 and 8.9% for the same period in 1997.

Interest Income. Net interest income for the three months ended June 26, 1998 was $392,000 and $426,000 for the corresponding period in 1997. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996.


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

Cash provided by operating activities was $1.9 million during the six months ended June 26, 1998 compared to $3.0 million of cash provided by operating activities during the corresponding period in 1997. Cash provided by operating activities during the six months ended June 26, 1998 consisted of $5.8 million of net income before adding back depreciation and amortization and other non-cash charges, decreased $4.9 million by changes in operating assets and liabilities. This primarily resulted from a $6.0 million increase in accounts payable and accrued expenses offset by an increase in the accounts receivable, inventory and prepaid expenses of $10.9 million, consistent with its higher volume of business.

                            WILMAR INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Cash used in investing activities during the six months ended June 26, 1998 was $2.6 million, this consisted of approximately $901,000 for the purchase of property and equipment and $1.7 million relating to the acquisitions of ACSPS, AMS-CA and AMS-NV.

Cash provided by financing activities during the first six months of 1998 was approximately $259,000, consisting of $284,000 of net proceeds received from the exercise of stock options offset by $25,000 of repayment of a note payable.

Capital expenditures were $901,000 for the six months ended June 26, 1998 compared to $983,000 for the corresponding period in 1997. The Company spent approximately $485,000 in the first six months of 1998 to equip its new Atlanta, San Antonio, Las Vegas and Boston distribution centers, as well as upgrading the existing MSC distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facilities consist of two unsecured bank lines of credit totaling $16 million. These lines of credit had zero balances at June 26, 1998. In July 1998, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate as well as a $6 million unsecured bank line of credit, which bears interest at the bank's prime rate. These credit facilities will expire in October 1998. The Company anticipates renewing these existing credit facilities prior to their expiration date and believes it could increase the amount of these credit facilities if needed, although there can be no assurance that it could do so on equally or more favorable terms.

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

   The Company did not file a Form 8-K during the quarter ended June 26, 1998.

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


Date:   August 10, 1998