Form 10-Q
period 1998-09-25
WILMAR INDUSTRIES INC
filed 1998-11-09
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 25, 1998

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

                        Yes    X        No
                            --------       --------

     The number of shares of the registrant's common stock, no par value, outstanding as of October 31, 1998 was 13,389,827.

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
--------------------------------------------------------------------------------

                                                                                            September 25,          December 26,
                                                                                                1998                   1997
ASSETS                                                                                  ------------------     -----------------

CURRENT ASSETS
  Cash and cash equivalents                                                             $       29,560,863     $      30,723,746
  Cash - restricted                                                                                292,832               283,655
  Accounts Receivable - trade, net of allowance for doubtful accounts
   of $1,405,600 in 1998 and $1,359,800 in 1997.                                                30,295,419            23,801,733
  Inventory                                                                                     30,550,745            24,979,935
  Prepaid expenses and other current assets                                                        854,626               898,255
  Deferred income taxes                                                                          1,513,000             1,227,000
                                                                                        ------------------     -----------------
          Total current assets                                                                  93,067,485            81,914,324

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of  $4,487,669 in 1998 and $3,923,523 in 1997.                                                 4,023,885             3,540,889

GOODWILL, net of accumulated amortization of $829,307 in 1998 and $426,066 in 1997.             18,614,723            18,121,121

INTANGIBLE ASSETS AND OTHER, Net                                                                 5,317,483             4,538,971
                                                                                        ------------------     -----------------
TOTAL ASSETS                                                                            $      121,023,576     $     108,115,305
                                                                                        ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                                                                         $        1,025,000     $         725,000
  Accounts payable                                                                              14,591,325            13,244,918
  Accrued expenses and other current liabilities                                                 3,896,098             2,875,484
  Income taxes payable                                                                             356,576               220,819
                                                                                        ------------------     -----------------
            Total current liabilities                                                           19,868,999            17,066,221

NOTES PAYABLE                                                                                      500,000               500,000
                                                                                        ------------------     -----------------

            Total liabilities                                                                   20,368,999            17,566,221


COMMITMENTS AND CONTINGENT LIABILITIES


STOCKHOLDERS' EQUITY :
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  13,383,760 shares issued and outstanding in 1998
  13,335,754 shares issued and outstanding in 1997                                             103,486,386           102,793,984
Accumulated deficit                                                                             (2,831,809)          (12,244,900)
                                                                                        ------------------     -----------------
      Total stockholders' equity                                                               100,654,577            90,549,084
                                                                                        ------------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $      121,023,576     $     108,115,305
                                                                                        ==================     =================

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
-------------------------------------------------------------------------------

                                                For the Three     For the Three     For the Nine     For the Nine
                                                 Months Ended      Months Ended     Months Ended     Months Ended
                                                 September 25,     September 26,    September 25,    September 26,
                                                     1998              1997             1998             1997
                                                 ------------      ------------     -------------   --------------

NET SALES                                        $ 52,093,171      $ 40,184,412     $ 145,297,415    $ 109,802,979

COST OF SALES                                      37,029,987        28,472,789       103,322,150       77,326,297
                                                 ------------       ------------    -------------   --------------
              Gross profit                         15,063,184        11,711,623        41,975,265       32,476,682

OPERATING EXPENSES:

    Operating and selling expenses                  6,876,052         5,588,799        19,750,733       15,359,799

    Corporate general and administrative expenses   2,645,613         2,434,389         8,166,499        7,355,114

    Non-recurring severance expense                                     259,000                            259,000
                                                 ------------       -----------     -------------   --------------

    Total operating expenses                        9,521,665         8,282,188        27,917,232       22,973,913
                                                 ------------       -----------     -------------   --------------
              Operating income                      5,541,519         3,429,435        14,058,033        9,502,769

INTEREST INCOME                                      (362,536)         (413,394)       (1,137,458)      (1,221,689)
                                                 ------------       -----------     -------------   --------------
              Income before income taxes            5,904,055         3,842,829        15,195,491       10,724,458

PROVISION FOR INCOME TAXES                          2,273,000         1,428,400         5,782,400        3,991,300
                                                 ------------       -----------     -------------   --------------
              Net income                         $  3,631,055       $ 2,414,429     $   9,413,091    $   6,733,158
                                                 ============       ===========     =============   ==============


    Net income per share - Basic                 $       0.27       $      0.18     $        0.70   $         0.51
                                                 ============       ===========     =============   ==============
    Net income per share - Diluted               $       0.27       $      0.18     $        0.70   $         0.51
                                                 ============       ===========     =============   ==============

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  - (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                   Total
                                                                Common           Stock         Accumulated     Stockholders'
                                                                Shares           Amount          Deficit          Equity
                                                            ------------    -------------    --------------    ------------
BALANCE, DECEMBER 27, 1996                                    13,048,371    $  96,978,776    $ (21,479,162)    $ 75,499,614

 Exercised Stock Options                                         131,485        1,305,796                         1,305,796

 Tax Benefit from Exercised Stock Options                                         660,000                           660,000

 Issuance of Common Stock - Mile High Acquisition                  4,652          100,024                           100,024

 Issuance of Common Stock - Mangement Supply Acquisition         151,246        3,749,388                         3,749,388

 Net income                                                                                      9,234,262        9,234,262
                                                            ------------    -------------    -------------     ------------
BALANCE, DECEMBER 26, 1997                                    13,335,754    $ 102,793,984    $ (12,244,900)    $ 90,549,084

 Exercised Stock Options                                          42,283          321,689                           321,689

 Tax Benefit from Exercised Stock Options                                         240,000                           240,000

 Issuance of Common Stock - Apartment Cleaning                     5,723          130,713                           130,713

 Net income                                                                                      9,413,091        9,413,091
                                                            ------------    -------------    -------------    -------------
BALANCE, SEPTEMBER 25, 1998                                   13,383,760    $ 103,486,386    $  (2,831,809)   $ 100,654,577
                                                            ============    =============    =============    =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
-------------------------------------------------------------------------------

                                                                                  For the Nine              For the Nine
                                                                                 Months Ending              Months Ending
                                                                                  September 25,             September 26,
                                                                                     1998                       1997
                                                                              ---------------------      ------------------
OPERATING ACTIVITIES :
    Net Income                                                               $            9,413,091      $        6,733,158
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                        1,431,313                 931,716
     Deferred income taxes                                                                 (286,000)               (260,000)
     Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable                                                                (6,178,507)             (6,576,004)
      Inventory                                                                          (5,390,146)             (1,383,658)
      Prepaid expenses and other current assets                                              34,452                 238,376
      Other assets                                                                         (340,062)               (118,965)
      Accounts Payable                                                                    1,346,407               5,181,876
      Accrued expenses and other current liabilities                                        980,614               1,944,766
      Income taxes payable                                                                  375,757              (1,469,743)
                                                                              ---------------------      ------------------
           Net cash provided by operating activities                                      1,386,919               5,221,522
                                                                              ---------------------      ------------------
INVESTING ACTIVITIES :

    Purchase of property and equipment                                                   (1,208,568)             (1,295,984)
    Proceeds from sale of short-term investments                                                                  3,927,276
    Acquisition of business, including escrow                                            (1,962,923)            (15,267,275)
    Procceds from escrow settlement                                                                                  82,000
                                                                              ---------------------      ------------------
           Net cash used in investing activities                                         (3,171,491)            (12,553,983)
                                                                              ---------------------      ------------------
FINANCING ACTIVITIES :
    Proceeds from (repayment of) notes payable                                              300,000                (260,000)
    Net proceeds from exercise of stock options                                             321,689               1,305,796
                                                                              ---------------------      ------------------
           Net cash provided by financing activities                                        621,689               1,045,796
                                                                              ---------------------      ------------------
NET INCREASE  (DECREASE) IN CASH                                                         (1,162,883)             (6,286,665)
                                                                              ---------------------      ------------------
CASH, BEGINNING OF PERIOD                                                                30,723,746              38,230,210
                                                                              ---------------------      ------------------
CASH, END OF PERIOD                                                            $         29,560,863        $     31,943,545
                                                                               ====================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the period for :
     Interest                                                                  $             11,328        $         25,748
                                                                              =====================      ==================
     Income taxes                                                              $          5,765,843        $      5,586,850
                                                                              =====================      ==================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Issuance of Common Stock in connection with the purchase of :
      Apartment Cleaning Supply and Pool Supply, Inc.                          $            130,713
      Managament Supply Company                                                                            $      3,749,388
      Mile High Maintenance Supply                                                                         $        100,024

    Issuance of Note in connection with the purchase of :
      Pier-Angeli                                                                                          $         75,000
      Managament Supply Company                                                                            $        500,000

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

NOTE 2 - ACCOUNTING POLICIES
----------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosure of comprehensive income. The Company adopted this statement during the first quarter of fiscal year 1998. Net income equaled comprehensive income for both the three and nine months ended September 25,1998.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which revises certain disclosure requirements for the Company's pension assets and obligations, is effective for fiscal periods beginning after December 15, 1997. Restatement of prior years' information is required, where available. As this statement only requires a change in methods of disclosure and not any change in accounting methods, it will not have any impact on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS No. 132 in its December 25, 1998 annual financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use". The SOP is effective for the Company in 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes certain external consulting costs and expenses all other costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and organization costs. This SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt this standard in the first quarter of fiscal 1999. The Company has not yet determined the effect of adoption of this SOP on the Company's financial statements.

                            WILMAR INDUSTRIES, INC.

NOTE 3  ACQUISITIONS
--------------------

In March 1998, the Company acquired certain assets of the California-based company American Maintenance Supply, Inc. ("AMS-CA") and in June 1998, the Company acquired certain assets of the Nevada-based company American Maintenance Supply, Inc. ("AMS-NV"), both are distributors of plumbing supplies primarily to the multi-family industry or apartment housing market. The total purchase price of both acquisitions was paid in cash. Goodwill recorded in connection with these acquisitions is being amortized on a straight-line basis over 40 years.

In June 1998, the Company acquired certain assets of Apartment Cleaning Supply and Pool Supply, Inc. ("ACSPS"), a distributor of both janitorial and pool chemicals, supplies and equipment primarily to the multi-family industry or apartment housing market in the Phoenix area. The purchase price of this acquisition consisted of cash and common stock of the company. Goodwill and other intangibles recorded in connection with this acquisition are being amortized on a straight-line basis over 5 to 40 years. Each of the acquisitions described above are accounted for using the purchase method.

In July 1998, as specified in the purchase agreement with Management Supply Company ("MSC"), the Company sold back a division of MSC to its former owners. The total assets of this division are approximately $600,000 and were sold at net book value. Accordingly, the company has not recorded a gain or loss on this transaction.

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

   The amounts used in calculating net income per share data are as follows:

                                       For the Three          For the Three             For the Nine            For the Nine
                                       Months Ended           Months Ended              Months Ended            Months Ended
                                      September 25, 1998     September 26, 1997      September 25,1998       September 26,1997
                                      ------------------     ------------------      -----------------       -----------------

Net Income                            $        3,631,055     $        2,414,429      $       9,413,091       $       6,733,158
                                      ==================     ==================      =================       =================

Weighted average shares
   outstanding - Basic                        13,383,352             13,197,827             13,361,833              13,108,694
Effect of Dilutive Stock options                 133,250                172,891                142,440                 172,299
                                      ------------------     ------------------      -----------------       -----------------
Weighted average shares
   outstanding - Diluted                      13,516,602             13,370,718             13,504,273              13,280,993
                                      ==================     ==================      =================       =================

Options to purchase 70,450 shares of common stock that were outstanding during the three months ended September 25, 1998, as well as the option to purchase 52,050 and 14,700 shares of common stock that were outstanding during the nine months ended September 25, 1998 and September 26,1997 respectively, were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares.

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

                            WILMAR INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to future growth plans, the anticipated costs associated with those plans, the Company's liability and capital resources, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, failure to locate and acquire desirable acquisition candidates and factors discussed elsewhere in this report and in the documents incorporated herein by reference. The following discussion should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report on Form 10-Q.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1997.

Net Sales. Net sales increased by $35.5 million, or 32.3%, to $145.3 million for the nine months ended September 25, 1998 from $109.8 million for the corresponding period in 1997. This increase was attributable to the maturation of the existing sales force, sales force additions, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery). The Company's sales force at the end of the third quarter of 1998 was 208, an increase of 54 when compared with the corresponding quarter of 1997. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 16%. In addition the acquisitions of Management Supply Company ("MSC") and certain assets of ACSPS, AMS-CA and AMS-NV which occurred in September 1997, June 1998, March 1998 and June 1998, respectively, also contributed significantly to the Company's growth. Price increases during both periods were modest and made only on selected items. During the nine months ended September 25, 1998, Wilmar generated approximately $6.5 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit.  Cost of sales includes merchandise, freight, distribution center
occupancy and delivery costs.   As a percentage of net sales, gross profit was
28.9% for the nine months ended September 25, 1998 compared to 29.6% for the corresponding period in 1997. This expected decrease in the gross margin resulted from the acquisition of MSC. MSC's gross margins reflect a product mix that includes a larger volume of major appliance sales, that yield a lower gross margin percentage. In addition, the increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Charlotte, San Antonio, Phoenix, Las Vegas and Boston, also contributed to the decrease in gross margin when compared with the first nine months of 1997.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $4.4 million, or 28.6%, to $19.8 million for the nine months ended September 25, 1998 from $15.4 million for the corresponding period in 1997. As a percentage of net sales, these expenses represented 13.6% for the nine months ended September 25, 1998 compared to 14.0% for the corresponding period in 1997. This decrease was primarily attributable to the assimilation of the HMA acquisition in July 1997 and the MSC acquisition in May 1998.

                            WILMAR INDUSTRIES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $811,000 or 11.0%, to $8.2 million for the nine months ended September 25, 1998 from $7.4 million for the corresponding period in 1997. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. As a percentage of net sales, corporate general and administrative expenses represented 5.6% for the nine months ended September 25, 1998 compared to 6.7% for the corresponding period in 1997. During the first nine months of 1998, the Company incurred approximately $180,000 in expenses related to the assimilation of MSC and pre-opening expenses for its new San Antonio, Las Vegas and Boston distribution centers, (the "assimilation and pre-opening expenses"). The Company expenses all distribution center pre-opening and acquisition assimilation costs when incurred. Excluding these expenses, corporate general and administrative expenses as a percentage of net sales would have been 5.5% for the nine months ended September 25, 1998 compared to 6.4% for the corresponding period in 1997.

Operating Income. Operating income increased by $4.6 million, or 47.9%, to $14.1 million for the nine months ended September 25, 1998 from $9.5 million for the corresponding period in 1997. As a percentage of net sales, operating income was 9.7% for the nine months ended September 25, 1998 compared to 8.7% for the corresponding period in 1997. During the third quarter of 1997, operating income was negatively impacted by a non-recurring severance charge of $259,000. Excluding the non-recurring charge, as well as the assimilation and pre-opening expenses, operating income, as a percentage of net sales, excluding these expenses, would have been 10.0% for the first nine months in 1998 compared to 9.2% for the first nine months of 1997.

Interest Income. Net interest income for the nine months ended September 25, 1998 was $1.1 million and $1.2 million for the corresponding period in 1997. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996.

THREE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1997

Net Sales. Net sales increased by $11.9 million, or 29.6%, to $52.1 million for the three months ended September 25, 1998 from $40.2 million for the corresponding period in 1997. This increase was attributable to the maturation of the existing sales force, sales force additions, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling". Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 18%. In addition the acquisitions of MSC and certain assets of ACSPS, AMS-CA and AMS-NV which occurred in September 1997, June 1998, March 1998 and June 1998 respectively, also contributed significantly to the Company's growth. Price increases during both periods were modest and made only on selected items. During the three months ended September 25, 1998, Wilmar generated approximately $2.6 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 28.9% for the three months ended September 25, 1998 compared to 29.1% for the corresponding period in 1997. This expected decrease in the gross margin was a result of the following factors: (1) the acquisition of MSC, whose gross margins reflect a product mix that includes a larger volume of major appliance sales, that yield a lower gross margin percentage, (2) a larger volume of HVAC sales, which are seasonal in nature and have lower gross margins, and (3) the higher relative occupancy costs relating to the operation of the Company's new distribution centers in San Antonio, Las Vegas and Boston also contributed to the decrease in gross margin when compared with the three months ended September 26, 1997.

                            WILMAR INDUSTRIES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $1.3 million, or 23.0%, to $6.9 million for the three months ended September 25, 1998 from $5.6 million for the corresponding period in 1997. As a percentage of net sales, these expenses represented 13.2% for the three months ended September 25, 1998 compared to 13.9% for the corresponding period in 1997. This decrease was primarily attributable to the assimilation of the HMA acquisition in July 1997 and the MSC acquisition in May 1998.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $211,000, or 8.79%, to $2.6 million for the three months ended September 25, 1998 from $2.4 million for the corresponding period in 1997. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. The Company expenses all distribution center pre-opening costs when incurred. During the second quarter of 1998, the Company incurred approximately $63,000 in expenses related to the assimilation of MSC and pre-opening expenses for its new San Antonio, Las Vegas and Boston distribution center. As a percentage of net sales, corporate general and administrative expenses represented 5.1% for the three months ended September 25, 1998 compared to 6.1% for the corresponding period in 1997. Excluding assimilation and pre-opening expenses, general and administrative expenses would represent 5.0% for the three months ended September 25, 1998 and 5.8% for the corresponding period in 1997.

Operating Income. Operating income increased by $2.1 million or 61.6%, to $5.5 million for the three months ended September 25, 1998 from $3.4 million for the corresponding period in 1997. As a percentage of net sales, operating income was 10.6% for the three months ended September 25, 1998 and 8.5% for the corresponding period in 1997. During the third quarter of 1997, operating income was impacted by a non-recurring severance charge of $259,000. As a percentage of net sales, operating income (excluding the non-recurring charge, assimilation and pre-opening expenses) would have been 10.8% for the three months ended September 25, 1998 compared to 9.4% for the corresponding period in 1997.

Interest Income. Net interest income for the three months ended September 25, 1998 was $363,000 and $413,000 for the corresponding period in 1997. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996.


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

Cash provided by operating activities was $1.4 million during the nine months ended September 25, 1998 compared to $5.2 million of cash provided by operating activities during the corresponding period in 1997. Cash provided by operating activities during the nine months ended September 25, 1998 consisted of $9.4 million of net income before adding back depreciation and amortization and other non-cash charges, decreased $9.2 million by changes in operating assets and liabilities. This primarily resulted from a $2.6 million increase in accounts payable, accrued expenses and income tax payable offset by an increase in the accounts receivable and inventory of $11.6 million.

Cash used in investing activities during the nine months ended September 25, 1998 was $3.2 million, which consisted of approximately $1.2 million for the purchase of property and equipment and $2.0 million relating to the acquisitions of ACSPS, AMS-CA and AMS-NV.

Cash provided by financing activities during the first nine months of 1998 was approximately $622,000, consisting of $322,000 of net proceeds received from the exercise of stock options and net borrowing of $300,000.

                            WILMAR INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Capital expenditures were $1.2 million for the nine months ended September 25, 1998 compared to $1.3 million for the corresponding period in 1997. The Company spent approximately $542,000 in the first nine months of 1998 to equip its new Atlanta, San Antonio, Las Vegas and Boston distribution centers, as well as upgrading the existing MSC distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facilities consist of two unsecured bank lines of credit totaling $16 million. The balance on these lines of credit totaled $400,000 at September 25, 1998. In July 1998, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate, as well as a $6 million unsecured bank line of credit, which bears interest at the bank's prime rate. In October 1998 the Company renewed these existing credit facilities prior to their expiration date and believes it could increase the amount of these credit facilities if needed, although there can be no assurance that it could do so on equally or more favorable terms.

The Company believes that its existing cash balances, supplemented by borrowings under the revolving line of credit, are adequate to meet planned operating and capital expenditure needs at least through 1998. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.

YEAR 2000 COMPLIANCE

The Company recognizes that the arrival of the Year 2000 (Y2K) poses a worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company continues to assess how the Y2K problem will impact its operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K compliant products and services, which are critical to the business computing systems infrastructure. Inventory of all in-house software has been completed and is currently being reviewed for compliance. The Company's core business application software does not utilize a "MMDDYY" date format and is therefore substantially unaffected by the Y2K issue. The Company is in the process of attempting to identify critical third party vendors whose inability to reach Y2K compliance may impact business connectivity and viability. Hardware systems have been examined and appropriate paths charted to ensure complete Y2K compatibility. The goal for completing Y2K compliance for all critical computing system environments is early to mid calendar year 1999.

All costs associated with the Y2K project to date have been expensed as incurred. These costs have not been and are not anticipated to be material to the Company's financial position, results of operations or cash flows in any given year, and such cost have been and is expected to continue to be funded from the Company's operations. The Company's total estimated cost of the Y2K compliance program is approximately $50,000 to $100,000. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Based upon current benchmarks, the Company believes that it has the necessary resources in-house to complete all required Y2K remediation. In the event that internal resources are insufficient to complete the project in a timely manner, out-sourcing the Y2K project, either in part or whole, to a Y2K Service Provider may be necessary.

Until all inventory and analysis phases are completed the Company will not know with absolute certainty how the transition from 1999 to 2000 will affect its operations. Moreover, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that a failure by said companies to address their Y2K compliance problems would not have a material adverse impact on the Company.

To date, the Company has not established a formal contingency plan for dealing with a failure by either the Company or its third party vendors to achieve Year 2000 compliance. However it recognizes the need to develop contingency plans and expects to have these plans secured, where applicable by the end of Fiscal 1999.

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

  The Company did not file a Form 8-K during the quarter ended September 25, 1998.

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



Date:   November 9, 1998