Form 10-K405
period 1998-12-25
WILMAR INDUSTRIES INC
filed 1999-03-25
CIK 1003956

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 No Fee Required for the fiscal year ended December 25, 1998 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 No Fee Required for the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-27424
                                               ---------

                             WILMAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                             22-2232386
        --------------                         --------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

    303 Harper Drive
 Moorestown, New Jersey                                08057
------------------------                             ---------
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (609) 439-1222
                                                           --------------

Securities registered pursuant to Section 12(b) of
 the Act: Title of each class                             Name of each exchange on which registered
          Common Stock, without par value                          Nasdaq National Market
---------------------------------------------------  ---------------------------------------------------

      Securities registered pursuant to Section 12(g) of the Act: None
                                                                 --------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

As of March 1, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $163,949,000. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

As of March 1, 1999, there were 13,389,827 shares of the registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:


As stated in Part III of this annual report on Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

                            WILMAR INDUSTRIES, INC.

                            FORM 10-K ANNUAL REPORT

                    For Fiscal Year Ended December 25, 1998

                               TABLE OF CONTENTS


PART I                                                                                            PAGE
                                                                                               -----------
Item 1.     Business                                                                                1

Item 2.     Properties                                                                              4

Item 3.     Legal Proceedings                                                                       5

Item 4.     Submission of Matters to a Vote of Security Holders                                     5


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                   5

Item 6.     Selected Financial Data                                                                 6

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   7

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                               12

Item 8.     Financial Statements and Supplementary Data                                            12

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure   12

PART III

Item 10.    Directors and Executive Officers of the Registrant                                     12

Item 11.    Executive Compensation                                                                 12

Item 12.    Security Ownership of Certain Beneficial Owners and Management                         12

Item 13.    Certain Relationships and Related Transactions                                         12

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                          12

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to future growth plans, the anticipated costs associated with those plans, the Company's liability and capital resources, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, general market conditions, increased competition, failure to locate and acquire acquisition candidates, and factors discussed elsewhere in this report and in the documents incorporated herein by reference. The following discussion should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report on Form 10-K.

                                     PART I
Item 1.  BUSINESS.
------   --------

Overview

Wilmar Industries, Inc. ("Wilmar" or the "Company") is a national marketer and direct distributor of repair and maintenance products, principally to the apartment housing market. Through its 1,000+ page Wilmar Master Catalog, the Company has become a "one-stop shopping" resource for maintenance managers by offering the industry's most extensive selection of over 15,000 standard and specialty plumbing, hardware, electrical, janitorial and related products. By purchasing directly from domestic and foreign manufacturers in relatively large volumes, Wilmar is able to offer customers competitive prices on both name brand and private label products. The Company seeks to win new accounts and increase sales to existing accounts through a direct sales force, outbound telesales representatives, a national accounts sales program and monthly direct mail flyers. Customer service representatives located at Wilmar's regional call centers use the Company's proprietary software applications to quickly process orders and answer customer inquiries. The Company provides free, same-day or next-day delivery in local markets served by its distribution centers and ships by parcel delivery services to other areas. Since 1991, Wilmar has expanded from four distribution centers located in Philadelphia, Washington, D.C., Houston and Indianapolis to twenty distribution centers located throughout the
United States.   From 1993 to 1998, the Company's net sales increased at a
compound annual rate of 40.1%. From November 1995 through December 1998, Wilmar has acquired twelve regional repair and maintenance supply companies with total annualized net sales of approximately $82 million. Throughout this report references to 1996, 1997 and 1998 refer to the fiscal years ended December 27, 1996, December 26, 1997, and December 25, 1998, respectively.

ACQUISITIONS

An important element of the Company's growth strategy has been to take advantage of the highly fragmented nature of its industry by continuing to explore strategic acquisitions. The Company made several acquisitions in 1998, as described below, each of which was accounted for using the purchase method:

In March 1998, the Company acquired certain assets of the California-based American Maintenance Supply, Inc. ("AMS-CA") and in May 1998, the Company acquired certain assets of the Nevada-based American Maintenance Supply, Inc. ("AMS-NV"). Both are distributors of plumbing supplies primarily to the multi-family industry or apartment housing market. The total purchase price of both acquisitions was paid in cash.

In June 1998, the Company acquired certain assets of Apartment Cleaning Supply and Pool Supply, Inc. ("ACSPS"), a distributor of both janitorial and pool chemicals, supplies and equipment primarily to the multi-family industry or apartment housing market in the Phoenix area. The purchase price of this acquisition consisted primarily of cash and common stock of the Company.

In November 1998, Company acquired certain assets of Kurzon Supply Company, Inc. ("Kurzon"), a distributor of janitorial supplies and equipment primarily to the multi-family industry or apartment housing market in New York City. The purchase price of this acquisition consisted primarily of cash. The accompanying financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized.

In July 1998, as specified in the purchase agreement with Management Supply Company ("MSC"), a distributor of repairs and maintenance supplies, based in Farmington Hills, MI which the Company acquired in September 1997, the Company sold back a division of MSC to its former owners. The total assets of this division were approximately $600,000 and were sold at net book value. Accordingly, the Company has not recorded a gain or loss on this transaction.

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

PRODUCTS AND MERCHANDISING

Wilmar markets over 15,000 repair and maintenance products. These items constitute a full range of standard and specialty products in the following product categories: plumbing, hardware, electrical, chemical and janitorial, appliances, appliance parts, window and floor coverings, heating, ventilating and air conditioning ("HVAC"), and paint and paint accessories. Wilmar offers a broad range of name brands such as Kwikset, Insinkerator, Delta Faucet, Moen, Philips Lighting, and Briggs Plumbingware. In fiscal 1998, excluding unassimilated acquisitions, private label products marketed under the "Wilmar" and "Wilflo" names accounted for 14.4 % of net sales, and no single product accounted for more than 1 % of the Company's net sales. Through its inventory management system, the Company is able to identify sales trends and adjust the Company's merchandise mix accordingly.

Product Categories. For the periods presented, the approximate percentages of the Company's net sales by product category, excluding unassimilated acquisitions, were as follows:

Product Category                                            FISCAL YEAR
----------------                          --------------------------------------------
                                                1996          1997            1998
                                          --------------------------------------------

Plumbing                                             29%            30%             27%
Electrical                                           20             18              18
Hardware                                             16             15              14
Chemical and janitorial                               6              5               6
Appliances                                           --              5               9
Appliance parts                                       7              5               5
Window and floor coverings                            6              7               6
HVAC                                                  7              8               8
Paint and paint accessories                           3              3               3
Other                                                 6              4               4
                                          --------------------------------------------
                                                   100 %          100 %           100 %
                                          ============================================

---------
SALES AND MARKETING

     The Company markets and sells through a direct sales force to all levels of the customer's organization, including senior managers of property management companies, local and regional property managers and, most importantly, on-site maintenance managers. The Company's sales and marketing efforts are designed to establish and solidify customer relationships through frequent contact, and to emphasize the Company's broad product selection, reliable same-day or next-day delivery, high level of customer service and competitive pricing. The Company's base of active customers (customers that have purchased in the preceding 12 months) has grown to approximately 43,000 at December 25, 1998 from approximately 38,000 at December 26, 1997. No single property accounted for as much as 1% of the Company's net sales during fiscal 1998, although approximately 2,300 properties owned or managed by one large property management companies accounted for an aggregate of 7.9% of the Company's net sales during this period.

     Wilmar maintains one of the largest direct sales forces in its industry.
At December 25, 1998, the Company had 233 field sales representatives covering 173 markets nationwide. The Company has found that it garners a greater percentage of its customers' overall spending on repair and maintenance supplies in markets serviced by local Wilmar sales representatives, particularly where local sales representatives are supported by a nearby distribution center, thus enabling free, same-day or next-day delivery of the Company's entire product line. To generate new customers, the Company provides its sales representatives with lists of prospective customers and generally expects them to call on existing customers approximately every two weeks. In servicing existing customers, local sales representatives are expected not only to generate orders but also to be problem solvers. Typical problem solving services include shop organization, special orders, part identification and complaint resolution. Local sales representatives are compensated based on a combination of salary and commission. The Company's sales force is managed by Wilmar's Vice President of Sales and seven regional sales managers. The Company also employs nine telesales representatives whose responsibility is to obtain new customers and maintain regular contact with active customers, principally in territories where the Company does not employ a local field sales representative.

OPERATIONS

     The Company receives all orders placed by customers or customers' local sales representatives at its regional customer service centers via telephone through the Company's toll-free "800" number and by fax. Calls are received by customer service representatives who utilize on-line terminals to enter customer orders into a fully computerized order processing system. Through this system, customer service representatives access product availability, product location, pricing and promotions information. Customer service personnel determine immediately whether the product is available at the distribution center closest to the customer and, if not, the closest distribution center with availability. As a result, the customer service representative informs the customer immediately as to when the product can be delivered. Customer service lines are open from 8:00 a.m. to 8:00 p.m. Eastern Standard Time. Once an order is entered into the computer system by a customer service representative, a picking slip is generated at the appropriate distribution center. Items on the picking slip are automatically arranged by warehouse location sequence to facilitate ease of picking within the distribution center. Distribution center personnel pick items from 8:00 a.m. to 6:00 p.m. and all orders received before 3:00 p.m. are readied for shipment on the same day. Wilmar uses bar-coding on all orders to track shipment and delivery status. Most sales are billed on net 30-day terms, with the remaining paid by credit card at the time of sale. The Company seeks to carefully manage inventory to assure product availability and minimize inventory shrinkage. The Company regularly performs cycle counts of key inventory items.

     Wilmar attempts to ship its products in the most cost-effective and efficient manner. For customers located within the local delivery radius of a distribution center (typically 50 miles), Wilmar's own trucks or a contract delivery service will deliver the products directly to the customer either the same day or next day, at no charge for orders over $25. For customers located outside the local delivery radius of a distribution center, the Company will deliver products via UPS or another parcel delivery company or, in the case of large orders, by less-than-truckload common carrier. For these customers, the Company imposes a $25 minimum order size and does not charge delivery costs if the customer's order exceeds $50, except for heavy or oversized products marked in the catalog with a "plus freight" symbol.

     The Company arranges for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, the Company provides parcel service pick-up of the returns at no charge plus full refund if the return is the result of Company error. In 1998, the Company's return rate was approximately 4.4 % of sales. The company offers 12-year warranties on its "Wilflo" faucets and one-year warranties on its "Wilmar" ceiling fans and "Wilmar" garbage disposals.

COMPETITION

     The Company believes that the principal competitive factors in the distribution of repair and maintenance products to the apartment housing market and similar markets are the breadth and quality of products offered, reliability of delivery, customer service, product pricing and sales relationships. The Company believes it competes favorably with respect to these factors.

     Although there are a large number of repair and maintenance distributors in the United States, based on industry reports and its own experience, the Company believes that most operate in a single region (often with a single distribution center) and have significantly less annual sales than the Company. However, there is a trend toward consolidation in the repair and maintenance distribution industry, and several competitors are building a national presence and are marketing to the apartment housing market. In addition, the Company competes with mail order catalog companies, retail stores including superstores, specialty suppliers and industrial suppliers. Certain of the Company's competitors have greater financial resources and sell more products than Wilmar.

EMPLOYEES

     The Company employed 903 people as of December 25, 1998. Of these, 233 were in sales, 9 in telesales, 96 in customer service, 424 in operations and 141 in management and administration. Fifty-six of the Company's distribution center employees and truck drivers at the Philadelphia distribution center are covered by a collective bargaining agreement with Highway Truck Drivers and Helpers Local 107, which is affiliated with the International Brotherhood of Teamsters. This agreement expires in May 2001. In October 1998, twenty-eight of the Company's distribution center employees and truck drivers at the Washington, D.C. distribution center voted to be part of the Highway Truck Drivers and Helpers Local 355. These workers are covered by a collective bargaining agreement which went into effect in March 1999. The Company has never experienced a work stoppage, and believes its relations with its employees are good.


ITEM 2.   PROPERTIES
------    ----------

     The Company leases approximately 12,500 square feet of office space in Moorestown, New Jersey from William Green, Chairman, President, and Chief Executive Officer of the Company, for its headquarters (see Note 8 to the Consolidated Financial Statements). The Company also leases the following distribution centers:

                                              CURRENT            YEAR
DISTRIBUTION CENTER                        SQUARE FOOTAGE  OPENED/ACQUIRED
-----------------------------------------  --------------  ----------------
Philadelphia, PA.........................          70,000             1978(1)
Washington, D.C..........................          28,500             1982
Houston, TX (Inventory Transfer Center)..          25,000             1987
Indianapolis, IN.........................          16,000             1991
Fresno, CA...............................          14,400             1992
Atlanta, GA..............................          28,800             1993(2)
Tampa, FL................................          36,700             1994
Columbus, OH.............................          20,800             1995
Seattle, WA..............................          16,200             1995
Miami, FL................................          37,200             1995*
Denver, CO...............................          27,100             1996*
Houston, TX..............................          55,000             1996*
San Antonio, TX..........................          19,200             1996(3)
Chicago, IL..............................          18,800             1997*
Dallas, TX...............................          50,400             1997
Charlotte, NC............................          24,000             1997
Phoenix, AZ..............................          24,300             1997
Farmington Hills, MI.....................          70,000             1997*
Berkley, MI (Customer will-call center)..           8,000             1997*
Las Vegas, NV............................          21,600             1998
Boston, MA...............................          48,300             1998
Bronx, NY (Kurzon).......................          18,600             1998*
---------------------------------------------------------------------------

*    Distribution center acquired.

     (1) In September 1996, the Company moved its Philadelphia distribution center to a new 70,000 square foot facility, which also houses the Company's national call center. This distribution center is leased from 804 Eastgate Associates LLC, a related party (see Note 8 to the Consolidated Financial Statements).

     (2) In December 1997, the Company moved its Atlanta Distribution Center to a larger facility.

     (3) In April 1998, the San Antonio Distribution Center, which was originally acquired during the HMA Enterprise, Inc. ("HMA") acquisition, was moved to a larger facility.

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

     The Company collects sales tax in the 34 states where it has the required contacts. From time to time, various states have sought to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to residents of these states. The United States Supreme Court held that it is unlawful for a state to impose use tax collection obligations on an out-of-state company whose only contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by mail or common carrier. In the event legislation is passed to overturn the Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states into which it ships products but with which it has no other contacts would result in additional administrative expense to the Company and higher prices to customers.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.


PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ---------------------------------------------------------------------

     Since completing its initial public offering of Common Stock in the first quarter of 1996, the Company's Common Stock has been listed on the National Market segment of The Nasdaq Stock Market ("Nasdaq National Market") under the symbol "WLMR." The following table sets forth the high and low stock prices for each quarter in 1997 and 1998, as quoted on The Nasdaq National Market.


Fiscal Year 1997                                                                High                Low
----------------                                                          -----------------  ------------------

  First Quarter                                                                      $27.50              $15.50
  Second Quarter                                                                     $26.75              $15.25
  Third Quarter                                                                      $29.75              $23.50
  Fourth Quarter                                                                     $27.88              $22.00

Fiscal Year 1998
----------------
  First Quarter                                                                      $26.00              $20.50
  Second Quarter                                                                     $25.50              $21.50
  Third Quarter                                                                      $28.25              $18.00
  Fourth Quarter                                                                     $25.38              $16.50



At March 1, 1999, there were no shares of Preferred Stock outstanding. On March 1, 1999, the closing sale price for a share of Common Stock as reported by The Nasdaq National Market was $17.50. As of March 1, 1999, there were approximately 1,612 holders of the Company's Common Stock. The Company did not declare dividends on its Common Stock in fiscal year 1998 or in fiscal year 1997 and does not intend to declare dividends on its Common Stock in the foreseeable future.

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

                                                                Fiscal Year (1)
                                                              ---------------
                                                  (In thousands, except per share data)


                                            1994      1995       1996       1997        1998
                                          --------  ---------  ---------  ---------  ----------
Statement of Operations Data:
Net Sales                                  $47,679  $ 60,823   $100,644   $150,792    $192,605
Cost of Sales (2)                           32,787    41,835     70,853    106,605     136,488
                                           -------  --------   --------   --------    --------
Gross Profit                                14,892    18,988     29,791     44,187      56,117
Operating and Selling Expenses               7,068     9,099     14,168     21,024      26,357
Corporate General & Admin. Expenses          2,895     3,985      6,718      9,857      11,114
Non-Recurring Severance Expenses                --        --         --        259          --
                                           -------  --------   --------   --------    --------
Operating Income                             4,929     5,904      8,905     13,047      18,646
Interest expense (income), net                 289     1,164       (551)    (1,580)     (1,511)
                                           -------  --------   --------   --------    --------
Income before income taxes                   4,640     4,740      9,456     14,627      20,157
                                           -------  --------   --------   --------    --------
Income tax provision (3)                     1,860     1,896      3,593      5,393       7,692
                                           -------  --------   --------   --------    --------
Net income (3)                             $ 2,780  $  2,844   $  5,863   $  9,234    $ 12,465
                                           =======  ========   ========   ========    ========
Net income per share (3)
  - Basic                                    $0.31     $0.37      $0.53       $.70        $.93
                                           =======  ========   ========   ========    ========
  - Diluted                                  $0.31     $0.36      $0.51       $.69        $.92
                                           =======  ========   ========   ========    ========

Weighted average common shares (4)
  - Basic                                    9,071     7,765     11,105     13,165      13,368
                                           =======  ========   ========   ========    ========
  - Diluted                                  9,071     7,868     11,458     13,335      13,504
                                           =======  ========   ========   ========    ========

Balance Sheet Data
Working capital (deficit)                  $ 4,367  $    (54)  $ 65,300   $ 64,848    $ 72,550
Total assets                                14,561    26,871     88,309    108,115     121,696
Long-term debt, less current position        2,693     5,667         --        500          --
Mandatorily-redeemable preferred stock          --    25,058         --         --          --
Total stockholders' equity (deficit)         2,719   (27,062)    75,500     90,549     103,789

(1) The Company's fiscal year is based on a 52/53 week fiscal period ending on the last Friday in December. All fiscal years shown above consist of 52 weeks.

(2) Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs.

(3) Prior to March 1, 1995, the Company elected to be taxed as an S Corporation for federal (and certain state) income tax purposes. Pro forma information has been computed as if the Company had been subject to federal income taxes and all applicable state corporate income taxes for each period presented. The income tax provision and net income for 1996 through 1998 are actual amounts.

(4) See Note 2 to the Consolidated Financial Statements for description of the determination of weighted- average common shares outstanding.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
-------   ----------------------------------------------------------------------
          OF OPERATIONS
          -------------

Overview

  Wilmar was founded in 1978 by its current Chief Executive Officer, William Green, and his father, Martin Green, to provide reliable, next-day delivery of repair and maintenance products to customers in its original Philadelphia market. Since its inception, the Company has experienced significant growth. The Company opened its second distribution center in Washington, D.C. in 1982 and its third in Houston in 1987. Since 1991, the Company has accelerated its growth, opening eleven distribution centers: Indianapolis (1991), Fresno (1992), Atlanta (1993), Tampa (1994), Columbus (1995), Seattle (1995), Dallas (February
1997), Charlotte (March 1997), Phoenix (June 1997), Las Vegas (June 1998) and Boston (July 1998). From November 1995 through December 1997, the Company has acquired eight additional distribution centers through acquisitions: Miami (November 1995), Denver (May 1996), Houston (July 1996), San Antonio (July
1996), Chicago (January 1997), Farmington Hills, Michigan (September 1997), Berkley, Michigan (September 1997) and New York City (November 1998). The Company currently operates twenty distribution centers, as well as an inventory transfer center and a customer will-call location.

  ACQUISITIONS. During 1998, the Company acquired certain assets of AMS-CA, AMS-NV, and Kurzon. All were distributors primarily to the multi-family industry or apartment housing market. The total purchase price of all these acquisitions was paid primarily in cash.

In June 1998, the Company acquired certain assets of ACSPS, a distributor of both janitorial and pool chemicals, supplies and equipment primarily to the multi-family industry or apartment housing market in the Phoenix area. The purchase price of this acquisition consisted primarily of cash and common stock of the Company.

The Company accounted for each of the 1998 acquisitions described above as purchases for financial reporting purposes. The Company paid an aggregate purchase price of approximately $7.2 million. The resulting goodwill of approximately $ 4.6 million is being amortized on a straight-line basis over 40 years and other intangible assets of approximately $ 800,000 are being amortized over 5 to 20 years.

In 1997, the Company acquired certain assets of Pier-Angeli Group, Inc. ("Pier-Angeli") and Lindley Plumbing and Supply Company ("Lindley"), distributors of plumbing and electrical supplies primarily to the multi-family industry or apartment housing market. The total purchase price for these acquisitions was paid primarily in cash.

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

In July 1996, the Company acquired 100% of the capital stock of HMA for a base purchase price of $7.6 million, including costs of acquisition, plus contingent consideration of $750,000. Also during 1996, the Company completed three additional acquisitions (Mile High Maintenance Supply, Inc. ("Mile High"), Sun Valley Maintenance Supply, Inc. ("Sun Valley"), and Aaron Distributing, Inc. ("Aaron")) for an aggregate purchase price of approximately $4.4 million. The Company accounted for the four 1996 acquisitions as purchases for financial reporting purposes. The resulting goodwill of approximately $4.7 million is amortized on a straight-line basis over 30 years and other intangible assets of $1.8 million are amortized over 3 to 20 years.

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

Results of operations

  The following table sets forth statement of operations data as a percentage of net sales for the periods indicated.

                                                        Fiscal Year
                                                 ------------------------

                                                  1996    1997      1998
                                                 ------  ------    ------

Net Sales                                        100.0%  100.0%    100.0%

Cost of Sales                                     70.4    70.7      70.9
                                                 -----   -----     -----

Gross Profit                                      29.6    29.3      29.1

Operating and Selling Expenses                    14.1    13.9      13.7

Corporate General and Administrative Expenses      6.7     6.5       5.7

Non-Recurring Severance Expenses                    --     0.2        --
                                                 -----   -----     -----

Operating Income                                   8.8     8.7       9.7

Interest expense (income) net                     (0.6)   (1.0)     (0.8)
                                                 -----   -----     -----

Income before income taxes                         9.4     9.7      10.5
                                                 -----   -----     -----

Income tax provision                               3.6     3.6       4.0
                                                 -----   -----     -----

 Net Income                                        5.8%    6.1%      6.5%
                                                 =====   =====     =====

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES. Net sales increased by $41.8 million, or 27.7%, to $192.6 million in 1998 from $150.8 million in 1997. This increase was attributable to the maturation of the existing sales force, sales force additions, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery). The Company's sales force at the end of 1998 was 233, an increase of 58 when compared with the end of 1997. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 17%. In addition the acquisitions of MSC and certain assets of AMS-CA, AMS-NV, ACSPS and Kurzon which occurred in September 1997, March 1998, May 1998, June 1998 and November 1998, respectively, also contributed significantly to the Company's growth. Price increases during both periods were modest and made only on selected items. During the year ended December 25, 1998, Wilmar generated approximately $8.2 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in the first quarter of 1995.

Gross Profit.  Cost of sales includes merchandise, freight, distribution center
occupancy and delivery costs.   As a percentage of net sales, gross profit was
29.1% in 1998 compared to 29.3% in 1997. This expected decrease in the gross margin resulted from the acquisition of MSC. MSC's gross margins reflect a product mix that includes a larger volume of major appliance sales, that yield a lower gross margin percentage. In addition, the increased delivery expenses associated with "line-hauling" to new markets, as well as higher relative occupancy costs relating to the operation of the Company's new distribution centers in Charlotte, San Antonio, Phoenix, Las Vegas and Boston, also contributed to the decrease in gross margin when compared with 1997.

OPERATING AND SELLING EXPENSES. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $5.3 million, or 25.4%, to $26.4 million in 1998 from $21.0 million in 1997. As a percentage of net sales, these expenses represented 13.7% for 1998 compared to 13.9% for 1997. This decrease was primarily attributable to realizing the benefits of economies of scale through the assimilation of the HMA acquisition in July 1997 and the assimilation of the MSC acquisition in May 1998.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $1.3 million or 12.7%, to $11.1 million in 1998 from $9.9 million in 1997. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. As a percentage of net sales, corporate general and administrative expenses represented 5.8% for 1998 compared to 6.5% for 1997. During 1998, the Company incurred approximately $182,000 in expenses related to the assimilation of MSC and pre-opening expenses for its new San Antonio, Las Vegas and Boston distribution centers, (the "assimilation and pre-opening expenses"). The Company expenses all distribution center pre-opening and acquisition assimilation costs when incurred. Excluding these expenses, corporate general and administrative expenses as a percentage of net sales would have been 5.7% for 1998 compared to 6.3% for 1997.

Operating Income. Operating income increased by $5.6 million, or 42.9%, to $18.6 million in 1998 from $13.0 million in 1997. As a percentage of net sales, operating income was 9.7% for 1998 compared to 8.7% for 1997. During the third quarter of 1997, operating income was negatively impacted by a non-recurring severance charge of $259,000. Excluding the non-recurring charge, as well as the assimilation and pre-opening expenses, operating income, as a percentage of net sales, excluding these expenses, would have been 9.8% for 1998 compared to 9.0% for 1997.

Interest Income. Net interest income for 1998 was $1.5 million and $1.6 million for 1997. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996.


FISCAL 1997 COMPARED TO FISCAL 1996

     Net Sales. Net sales increased by $50.1 million, or 49.8%, to $150.8 million in 1997 from $100.7 million in 1996. This increase was primarily attributable to the acquisitions of Mile High, HMA, MSC, and certain assets of Sun Valley Aaron, Pier-Angeli, and Lindley, which occurred in May 1996, July 1996, September 1997, May 1996, November 1996, January 1997, and August 1997, respectively. In addition, the maturation of the existing sales force, the Company's telesales effort, increased sales to national accounts and a continuing investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery), also contributed significantly to the Company's growth. The Company's sales force at the end of 1997 was 175, an increase of 46 when compared with 1996. Price increases during both years were modest and made only on selected items. During 1997, Wilmar generated approximately $5.1 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market beginning in 1995.

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

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $3.2 million, or 46.7%, to $9.9 million in 1997 from $6.7 million in 1996. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business and an increase in amortization expense attributable to the acquisitions completed since the first quarter of 1996. As a percentage of net sales, these expenses represented 6.5% for 1997 compared to 6.7% for 1996. The Company expenses all distribution
center pre-opening costs when incurred.   During 1997, the Company incurred
approximately $323,000 in expenses related to the assimilation of HMA, Aaron and Pier-Angeli and pre-opening expenses for its new Chicago, Dallas, Phoenix and Charlotte distribution centers. Excluding the expenses described above, corporate general and administrative expenses as a percentage of net sales would have been 6.3% for 1997 compared to 6.6% for 1996.

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

Interest Income. Net interest income increased by $1.0 million to $1.6 million of net interest income for 1997 from $551,000 of net interest income for 1996. This occurred as a result of the reduction in debt made from the proceeds of the initial public offering and the investment income from the proceeds of the secondary public offering completion in July 1996.

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

On March 19, 1999, the Company announced that its Board of Directors had approved a stock buyback program whereby it may repurchase up to one million shares of its common stock. Such repurchases may be made from time to time in open market transactions at prevailing prices or in privately negotiated transactions on terms mutually agreed upon.

Cash provided by operating activities was $6.8 million during 1998 compared to $4.2 million in 1997. Cash provided by operating activities during 1998 consisted of $12.5 million of net income before adding back depreciation and amortization and other non-cash charges of $1.7 million. Further offset by the decrease of $7.4 million of the changes in operating assets and liabilities, primarily resulting from a $1.3 million increase in accounts payable and accrued expenses offset by an increase in the accounts receivable and inventory of $7.1
million, consistent with its higher volume of business.   Additionally, the
Company's income tax liability was reduced by approximately $475,000, net of the tax benefit from exercise of stock options.

Cash used in investing activities during 1998 was $7.2 million, which consisted primarily of approximately $1.6 million for the purchase of property and equipment and $5.6 million relating to the acquisitions of ACSPS, AMS-CA AMS-NV, and Kurzon.

Cash provided by financing activities during 1998 was approximately $260,000, consisting of $360,000 of net proceeds received from the exercise of stock options, offset by repayment of notes payable of $100,000.

Capital expenditures were $1.6 million for 1998 compared to $1.7 million for 1997. The Company spent approximately $ 505,000 during 1998 to equip its new Las Vegas, San Antonio and Boston distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facilities consist of two unsecured bank lines of credit totaling $15 million. These lines of credit had zero balances at December 25, 1998. In 1999, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate, as well as a $5 million unsecured bank line of credit, which bears interest at the bank's prime rate. These credit facilities expire in September 1999. The Company anticipates renewing these credit facilities as they expire. The Company believes it could increase the amount of these credit facilities if needed, although there can be no assurance that it could do so on equally or more favorable terms.

The Company believes that its existing cash balances, supplemented by borrowings under the lines of credit, are adequate to meet planned operating and capital expenditure needs at least through 1999. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.


Year 2000 Compliance

The Company recognizes that the arrival of the Year 2000 ("Y2K") poses a worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company continues to assess how the Y2K problem will impact its operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K compliant products and services, which are critical to the business computing systems infrastructure. Inventory of all in-house software has been completed and is currently being reviewed for compliance. The Company's core business application software does not utilize a "MMDDYY" date format and is therefore substantially unaffected by the Y2K issue. The Company is in the process of attempting to identify critical third party vendors whose inability to reach Y2K compliance may impact business connectivity and viability. Hardware systems have been examined and appropriate paths charted to ensure complete Y2K compatibility. The goal for completing Y2K compliance for all critical computing system environments is early to mid calendar year 1999.

All costs associated with the Y2K project to date have been expensed as incurred. These costs have not been and are not anticipated to be material to the Company's financial position, results of operations or cash flows in any given year, and such costs have been and are expected to continue to be funded from the Company's operations. The Company's total estimated cost of the Y2K compliance program is approximately $100,000 to $200,000. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Based upon current benchmarks, the Company believes that it has the necessary resources in-house to complete all required Y2K re-mediation. In the event that internal resources are insufficient to complete the project in a timely manner, outsourcing the Y2K project, either in part or whole, to a Y2K Service Provider may be necessary.

Despite the Company's best efforts to make its systems and facilities Y2K compliant, infrastructure failures, such as, but not limited to, loss of electrical power, loss of telecommunication services, delays or cancellations of shipping or transportation, shut-downs of significant suppliers, or computer errors by vendors and major bank errors could significantly impact on the Company's ability to service its customers. Accordingly, if these external parties do not become Y2K compliant in a timely basis there can be no assurance that the Company's efforts will prevent a material adverse affect on its results of operations, financial condition or business.

To date, the Company has not established a formal contingency plan for dealing with a failure by either the Company or its third party vendors to achieve Year 2000 compliance. However, it recognizes the need to develop contingency plans and expects to have these plans secured, where applicable by the end of Fiscal 1999.

Inflation

     The Company does not believe that inflation has had a material effect on its results of operations in recent years. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------   ----------------------------------------------------------

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Any decrease in interest rates would affect the amount of interest income earned by the Company. The Company believes that the affect of any such change would not be material. In addition, pursuant to the company's lines of credit, a change in the lender's prime rate would effect the rate at which the Company could borrow funds thereunder. As of December 25, 1998, the Company had no amount against these lines of credit.

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

     (b)  Reports on Form 8-K.
          -------------------

          The Company did not file a report on Form 8-K during the quarter ended December 25, 1998.

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

10.4+ Amended and Restated Registration Rights Agreement, dated as of March 9, 1996, among the Company, William Green and the Summit Investors.

10.5+ Registration Rights Agreement, dated as of July 8, 1996, among the Company and the shareholders of HMA Enterprises, Inc.

10.6+ Amended and Restated Employment Agreement, dated as of April 12, 1994 between the Company and Fred B. Gross, Esq.

10.7+ Employment Agreement, dated as of March 9, 1995, between the Company and William S. Green.

21        Subsidiaries of the Company.

23        Consent of Deloitte & Touche, LLP.

27        Financial Data Schedule

----------------
+ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-99750), filed with the Securities and Exchange Commission on November 22, 1995.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WILMAR INDUSTRIES, INC.


Date:  March 25, 1999         By: /s/ William S. Green
                                 -----------------------------------------
                                 William S. Green
                                 Chairman, President and Chief Executive Officer


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

               Signature                                  Capacity                               Date
-----------------------------------------------------------------------------------------------------------------
                                          Chairman, President and Chief Executive    March 25, 1999
/s/ William S. Green                      Officer (principal executive officer)
----------------------------------------  and Director
     William S. Green

                                          Executive Vice President and Chief         March 25, 1999
/s/ Michael J. Grebe                      Operating Officer
----------------------------------------
     Michael J. Grebe

                                          Vice President - Corporate Development,    March 25, 1999
/s/ Fred B. Gross                         Secretary and Director
----------------------------------------
     Fred B. Gross

                                          Chief Financial Officer and Treasurer      March 25, 1999
/s/ Michael T. Toomey                     (principal financial and accounting
----------------------------------------  officer)
     Michael T. Toomey


/s/ Martin E. Hanaka                      Director                                   March 25, 1999
----------------------------------------
     Martin E. Hanaka

/s/ Ernest K. Jacquet                     Director                                   March 25, 1999
----------------------------------------
     Ernest K. Jacquet

/s/ Donald M. Wilson                      Director                                   March 25, 1999
----------------------------------------
     Donald M. Wilson

                            WILMAR INDUSTRIES, INC.

 Index to Consolidated Financial Statements and Financial Statement Schedules


Independent Auditors' Report...............................................  F-2
Consolidated Balance Sheets................................................  F-3
Consolidated Statements of Income..........................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)..................  F-5
Consolidated Statements of Cash Flows......................................  F-6
Notes to Consolidated Financial Statements.................................  F-7
Schedule II - Valuation and Qualifying Accounts............................ F-16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wilmar Industries, Inc.
Moorestown, NJ

We have audited the accompanying consolidated balance sheets of Wilmar Industries, Inc. and its subsidiaries (the "Company") as of December 25, 1998 and December 26, 1997, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 1998 and December 26, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 2, 1999
(March 19, 1999 as to Note 11)

WILMAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 December 25, December 26,
                                                                                     1998         1997
                                                                                 ------------ ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $30,611,955  $30,723,746
  Cash - restricted                                                                   297,236      283,655
  Accounts Receivable - trade, net of allowance for doubtful accounts
   of $1,399,200 in 1998 and $1,359,800 in 1997.                                   27,535,016   23,801,733
  Inventory                                                                        30,128,680   24,979,935
  Prepaid expenses and other current assets                                           385,992      898,255
  Deferred income taxes                                                             1,498,000    1,227,000
                                                                                 ------------ ------------
          Total current assets                                                     90,456,879   81,914,324

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $4,740,501 in 1998 and $3,923,523 in 1997.                                     4,183,348    3,540,889

GOODWILL, net of accumulated amortization of $973,445 in 1998
 and $426,066 in 1997.                                                             22,133,860   18,121,121

INTANGIBLE ASSETS AND OTHER, Net                                                    4,921,704    4,538,971
                                                                                 ------------ ------------

TOTAL ASSETS                                                                     $121,695,791 $108,115,305
                                                                                 ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                                                                  $  1,208,518 $    725,000
  Accounts payable                                                                 11,991,661   13,244,918
  Accrued expenses and other current liabilities                                    4,294,425    2,875,484
  Income taxes payable                                                                412,160      220,819
                                                                                 ------------ ------------

            Total current liabilities                                              17,906,764   17,066,221

NOTES PAYABLE                                                                              --       500,000
                                                                                ------------- -------------

            Total liabilities                                                      17,906,764   17,566,221


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY :
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  13,389,827 shares issued and outstanding in 1998
  13,335,754 shares issued and outstanding in 1997                                103,568,743  102,793,984
Retained earnings (Accumulated deficit)                                               220,284  (12,244,900)
                                                                                 ------------ ------------

      Total stockholders' equity                                                  103,789,027   90,549,084
                                                                                 ------------ ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $121,695,791 $108,115,305
                                                                                 ============ ============

The accompanying notes are an integral part of these consolidated financial statements



WILMAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                       Year               Year                Year
                                                      Ended              Ended               Ended
                                                   December 25,       December 26,        December 27,
                                                       1998               1997                1996
                                               -----------------  ----------------    ----------------
NET SALES                                      $     192,605,005  $    150,792,516    $    100,644,167

COST OF SALES                                        136,488,192       106,604,587          70,852,668
                                               -----------------  ----------------    ----------------
             Gross profit                             56,116,813        44,187,929          29,791,499

OPERATING EXPENSES:

   Operating and selling expenses                     26,356,579        21,024,183          14,168,050

   Corporate general and administrative expenses      11,113,491         9,857,340           6,718,428

   Non-recurring severance expense                                         259,000
                                               -----------------  ----------------    ----------------

   Total operating expenses                           37,470,070        31,140,523          20,886,478
                                               -----------------  ----------------    ----------------
             Operating income                         18,646,743        13,047,406           8,905,021

INTEREST INCOME                                       (1,510,941)       (1,580,056)           (551,351)
                                               -----------------  ----------------    ----------------

              Income before income taxes              20,157,684        14,627,462           9,456,372

PROVISION FOR INCOME TAXES                             7,692,500         5,393,200           3,593,280
                                               -----------------  ----------------    ----------------

              Net income                          $   12,465,184     $   9,234,262       $   5,863,092
                                               =================  ================    ================


   Net income per share - Basic                   $         0.93     $        0.70       $        0.53
                                               =================  ================    ================
   Net income per share - Diluted                 $         0.92     $        0.69       $        0.51
                                               =================  ================    ================

The accompanying notes are an integral part of these consolidated financial statements

                                                                F-4

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 -------------------------------------------------------------------------------

                                                                                    (Accumulated
                                                                                      Deficit)/          Total
                                                         Common       Stock           Retained        Stockholders'
                                                         Shares       Amount          Earnings      (Deficit) Equity
                                                       ---------- ---------------  --------------  -----------------
BALANCE, DECEMBER 29, 1995                              5,320,000  $      124,231  $  (27,186,322) $  (27,062,091)

 Accretion of Mandatorily Redeemable
    Preferred Stock                                                                      (155,932)       (155,932)

 Conversion of Series B Preferred Stock                   454,545       5,000,000                        5,000,000

 Issuance of Common Stock - Initial Public Offering     4,600,000      46,152,891                       46,152,891

 Issuance of Common Stock - HMA Acquisition                63,980       1,522,000                        1,522,000

 Issuance of Common Stock - Secondary Offering          2,565,500      43,179,654                       43,179,654

 Issuance of Common Stock - Aaron Acquisition              44,346       1,000,000                        1,000,000

 Net income                                                                             5,863,092        5,863,092
                                                       ---------- ---------------  --------------  ---------------
BALANCE, DECEMBER 27, 1996                             13,048,371 $    96,978,776  $  (21,479,162) $    75,499,614

 Exercised Stock Options                                  131,485       1,305,796                        1,305,796

 Tax Benefit from Exercised Stock Options                                 660,000                          660,000

 Issuance of Common Stock - Mile High Acquisition           4,652         100,024                          100,024

 Issuance of Common Stock - Mangement Supply              151,246       3,749,388                        3,749,388
    Acquisition
 Net income                                                                             9,234,262        9,234,262
                                                       ---------- ---------------  --------------  ---------------
BALANCE, DECEMBER 26, 1997                             13,335,754 $   102,793,984  $  (12,244,900) $    90,549,084

 Exercised Stock Options                                   48,350         360,446                          360,446

 Tax Benefit from Exercised Stock Options                                 283,600                          283,600

 Issuance of Common Stock - Apartment Cleaning              5,723         130,713                          130,713
    Acquisition
 Net income                                                                            12,465,184       12,465,184
                                                       ---------- ---------------  --------------  ---------------
BALANCE, DECEMBER 25, 1998                             13,389,827 $   103,568,743  $      220,284  $   103,789,027
                                                       ========== ===============  ==============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5

WILMAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                    Year Ending      Year Ending    Year Ending
                                                                                    December 25,     December 26,   December 27,
                                                                                       1998             1997           1996
                                                                                  --------------  ----------------  ---------------
OPERATING ACTIVITIES :
   Net Income                                                                     $  12,465,184    $    9,234,262   $  5,863,092
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                     1,971,872         1,391,884        735,345
    Deferred income taxes                                                              (271,000)         (205,000)      (250,000)
    Loss (Gain) on disposition of property and equipment                                 16,504            (2,012)        (3,286)
    Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable                                                             (2,803,543)       (2,767,229)      (990,023)
     Inventory                                                                       (4,278,081)       (4,342,521)      (245,134)
     Prepaid expenses and other current assets                                          501,327          (623,110)       (17,670)
     Intangible assets and other                                                        (15,432)          121,584        (63,425)
     Accounts Payable                                                                (1,253,257)        2,787,491     (3,857,976)
     Accrued expenses and other current liabilities                                     (29,315)          123,009       (352,850)
     Accrued interest                                                                                                   (212,823)
     Income taxes payable                                                               474,941        (1,524,797)       803,169
                                                                                  --------------  ----------------  ---------------
          Net cash provided by operating activities                                   6,779,200         4,193,561      1,408,419
                                                                                  --------------  ----------------  ---------------

INVESTING ACTIVITIES :
                                                                                                                          -
   Purchase of property and equipment                                                (1,559,686)       (1,679,103)    (1,173,048)
   Proceeds from sale of property and equipment                                           4,400             7,958          4,250
   Proceeds from sale (purchase) of short-term investments                                              3,927,276     (3,927,276)
   Acquisition of business, including escrow                                         (5,596,151)      (15,000,452)    (9,111,111)
                                                                                  --------------  ----------------  ---------------
         Net cash used in investing activities                                       (7,151,437)      (12,744,321)   (14,207,185)
                                                                                  --------------  ----------------  ---------------
FINANCING ACTIVITIES :
   Repayment of notes payable                                                          (100,000)         (260,000)    (9,922,510)
   Principal payments on long-term debt :
    Banks                                                                                                             (1,499,999)
    Related parties                                                                                                   (2,940,922)
   Repurchase of Series A Preferred Stock, plus accrued dividends                                                    (13,870,928)
   Repurchase of Series B Preferred Stock, plus accrued dividends                                                     (6,343,425)
   Repayment of subordinated debentures                                                                               (4,000,000)
   Net Proceeds from issuance of Common Stock - Initial Public Offering                                               46,152,891
   Net Proceeds from issuance of Common Stock - Secondary Public Offering                                             43,427,326
   Net proceeds from exercise of stock options                                          360,446         1,305,796
                                                                                  --------------  ----------------  ---------------
          Net cash provided by financing activities                                     260,446         1,045,796     51,002,433
                                                                                  --------------  ----------------  ---------------
NET INCREASE  (DECREASE) IN CASH                                                       (111,791)       (7,504,964)    38,203,667

CASH, BEGINNING OF PERIOD                                                            30,723,746        38,228,710         25,043
                                                                                  --------------  ----------------  ---------------
CASH, END OF PERIOD                                                                 $30,611,955    $   30,723,746   $ 38,228,710
                                                                                  ==============  ================  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for :
    Interest                                                                        $    11,328    $       35,329   $    392,801
                                                                                  ==============  ================  ===============
    Income taxes                                                                    $ 5,765,843    $    6,872,600   $  3,048,802
                                                                                  ==============  ================  ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   Issuance of Common Stock in connection with the purchase of :
     Apartment Cleaning Supply and Pool Supply, Inc.                                $     130,713
     Managament Supply Company                                                                     $    3,749,388
     Mile High Maintenance Supply, Inc.                                                            $      100,024
     HMA Enterprises, Inc.                                                                                          $  1,522,000
     Aaron Distributing, Inc.                                                                                       $  1,000,000

   Issuance of Notes and other liabilities recorded in connection with the purchase of :
     Apartment Cleaning Supply and Pool Supply, Inc.                                $   529,350
     Kurzon Supply Company                                                          $   658,125
     American Maintence Supply, Inc. - CA                                           $   109,164
     American Maintence Supply, Inc. - NV                                           $   150,013
     Pier-Angeli Group, Inc.                                                                       $       75,000
     Managament Supply Company                                                                     $    1,125,000
     Aaron Distributing, Inc.                                                                                       $    285,000

   Accretion of mandatorily redeemable Series A Senior and
     Series B Junior Preferred Stock redemption values                                                              $    155,932

   Conversion of Series B Junior Preferred stock into
    454,545 shares of Common stock                                                                                  $  5,000,000

   The accompanying notes are an integral part of these consolidated financial statements

                                                                              F - 6

WILMAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 25, 1998
--------------------------------------------------------------------------------
1. DESCRIPTION OF THE BUSINESS

   Wilmar Industries, Inc. ("Wilmar" or the "Company") is a national marketer and distributor of repair and maintenance products with twenty distribution centers throughout the United States. The Company sells primarily to apartment complexes and other institutional customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Wilmar Industries, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated.

   FISCAL YEAR - The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. Each of the three fiscal years in the period ended December 25, 1998 were fifty-two week years. References herein to 1998, 1997 and 1996 are for the fiscal years ended December 25, 1998, December 26, 1997 and December 27, 1996, respectively.

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

     Machinery and equipment                                       5-7 years
     Office furniture and equipment                                5-7 years
     Leasehold improvements                             Remaining lease term

   LONG-LIVED ASSETS - The Company analyzes the carrying value of its recorded goodwill, intangible assets and other long-lived assets periodically or when facts or circumstances indicate that the carrying value may be impaired. The review includes an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The Company has concluded that there is no impairment to the carrying value of its recorded goodwill or other long-lived assets at December 25, 1998.

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, accounts receivable, notes payable and accounts payable approximate fair value because of the short maturities of these items.

   REVENUE RECOGNITION- Sales are recognized as product is shipped, F.O.B. point of shipment and are net of sales returns, allowances and credits.

   COST OF SALES - Cost of sales includes merchandise costs, freight, distribution center occupancy and delivery costs.

   PRE-OPENING DISTRIBUTION CENTER EXPENSES - Pre-opening distribution center expenses are expensed as incurred.

   ADVERTISING COSTS - The Company expenses advertising costs as incurred. Advertising expenses were approximately $ 492,500, $ 448,000 and $ 368,000 in 1998, 1997 and 1996, respectively.

   STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 9).

   INCOME TAXES - Taxes on income are provided in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

   NET INCOME PER SHARE DATA - Net income per share for all periods have been computed in accordance with SFAS No. 128, "Earnings per Share." Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year, assuming dilution.

   The amounts used in calculating net income per share data are as follows:

                                                          1998            1997             1996
                                                      -----------      -----------      -----------
Net Income                                            $12,465,184      $ 9,234,262      $ 5,863,092
                                                      ===========      ===========      ===========
Weighted Average Shares Outstanding - Basic            13,367,815       13,165,416       11,104,618
Effect of Dilutive Stock Options                          136,140          169,214          353,849
                                                      -----------      -----------      -----------
Weighted Average Shares Outstanding - Diluted          13,503,955       13,334,630       11,458,467
                                                      ===========      ===========      ===========

   Options to purchase 90,625 and 25,900 shares of common stock were outstanding during 1998 and 1997, respectively, were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares.

   SEGMENT INFORMATION - The Company is in one industry, the distribution of repair and maintenance products. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company aggregates all of it's distribution centers and reports one operating segment.

   Approximate sales by product category are as follows:

                             1998              1997             1996


   Plumbing               $  55,855,000     $  45,238,000    $  27,174,000
   Electrical                38,521,000        27,143,000       18,116,000
   Hardware                  30,817,000        22,619,000       14,090,000
   Other                     67,412,005        55,792,516       41,264,167
                          ------------------------------------------------
                          $ 192,605,005     $ 150,792,516    $ 100,644,167
                          ================================================


   RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined what effect, if any, this statement will have on the Company.

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

   ACQUISITIONS - During 1998, the Company completed four acquisitions (The California-based American Maintenance Supply, Inc., Apartment Cleaning Supply and Pool Supply, Inc., the Nevada-based American Maintenance Supply, Inc., and Kurzon Supply Company, Inc.) for an aggregate base purchase price of approximately $7.2 million, including costs of acquisition. Goodwill recorded in connection with these acquisitions was approximately $ 4.6 million. The accompanying financial statements reflect the preliminary allocation of purchase price for Kurzon, as the purchase price allocation has not been finalized.

   During 1997, the Company completed three acquisitions (Management Supply Company, Pier-Angeli Group, Inc. and Lindley Plumbing and Supply Company) for an aggregate base purchase price of approximately $20.1 million, including costs of acquisition. Goodwill recorded in connection with these acquisitions was $12.6 million.

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

   The following table presents the unaudited results of operations of the Company for each of the three fiscal years in the period ended December 25, 1998 as if the acquisitions had been consummated as of the beginning of the prior fiscal year, and include certain pro forma adjustments to reflect the amortization of intangible assets, reduction of overhead charges, reduction in compensation, interest expense on amounts drawn on the Company's line of credit to finance the acquisition as if the acquisitions had occurred on the dates described above and inclusion of a federal income tax provision:

                                         1998           1997             1996
                                    -------------    ------------     ------------
Revenues                             $195,909,000    $172,376,000     $153,980,000
Net income                             12,904,000      10,018,000        6,950,000

Net income per share - Basic                 0.97            0.75             0.61
Net income per share - Diluted               0.96            0.75             0.60

   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the dates described above or the results which may occur in the future.

4.  INTANGIBLE ASSETS AND OTHER

   Intangible assets and other consist of the following:

                                                                                   1998                    1997
                                                                          ---------------------   ---------------------

Intangible assets                                                                    $5,502,000              $4,952,950
Less accumulated amortization                                                          (829,887)               (634,967)
                                                                          ---------------------   ---------------------
                                                                                      4,672,113               4,317,983

Deposits                                                                                249,591                 217,219
Other                                                                                        --                   3,769
                                                                          ---------------------   ---------------------
                                                                                     $4,921,704              $4,538,971
                                                                          =====================   =====================

5. BALANCE SHEET COMPONENTS

PROPERTY AND EQUIPMENT                                                             1998                     1997
                                                                         ---------------------     --------------------
Machinery and equipment                                                            $ 3,513,458              $ 2,577,015
Office furniture and equipment                                                       3,489,494                3,093,290
Vehicles                                                                               953,282                  948,844
Leasehold improvements                                                                 967,615                  845,263
                                                                                   -----------              -----------
                                                                                     8,923,849                7,464,412
Less accumulated depreciation and amortization                                      (4,740,501)              (3,923,523)
                                                                                   -----------              -----------
                                                                                   $ 4,183,348              $ 3,540,889
                                                                                   ===========              ===========

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Sales tax payable                                                                  $   759,798              $   575,524
Accrued compensation and related benefits                                              934,320                1,101,257
Other accrued liabilities                                                            2,600,307                1,198,703
                                                                                   -----------              -----------
                                                                                   $ 4,294,425              $ 2,875,484
                                                                                   ===========              ===========


   Depreciation expense was approximately $1,005,000, $786,000 and $521,000 for 1998, 1997 and 1996, respectively.

6. NOTES PAYABLE

   NOTES PAYABLE -At December 25, 1998 and December 26, 1997, the Company had notes payable to the former shareholders of Management Supply Company, which total $625,000, and will be paid in 1999. The Company also has an 8% note payable to the former shareholders of Management Supply Company in the amount of $500,000, which is due on September 1, 1999.

   Also, at December 25, 1998 and December 26, 1997, the Company had current notes payable to former shareholders of acquired companies, totaling $83,518 and $100,000, respectively. Each of these notes bear interest at 8%.

   LINES OF CREDIT - At December 25, 1998, the Company has a $10,000,000 unsecured bank line of credit, which bears interest at 3/4% below the bank's prime rate (7.0% at December 25, 1998), and expired in December 1998.

   At December 25, 1998, the Company also has a $5,000,000 unsecured bank line of credit, which bears interest at the bank's prime rate (7.75% at December 25, 1998), and expired in December 1998.

   No amounts were outstanding against these lines of credit at December 25, 1998. Management renewed the lines of credit in 1999. These lines of credit expire in September 1999.

7. PROFIT SHARING PLAN

   The Company has a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company are made at the discretion of the Company's Board of Directors. Company contributions to the plan were approximately $208,600, $151,300 and $102,600 for 1998, 1997 and 1996, respectively.

8. COMMITMENTS AND CONTINGENT LIABILITIES

   LEASE COMMITMENTS - The Company leases its facilities under operating leases expiring at various dates through 2006. Minimum future rental payments under these leases as of December 25, 1998 are as follows:


1999                                                             $ 3,456,216
2000                                                               3,038,427
2001                                                               2,599,288
2002                                                               1,912,964
2003                                                                 935,223
Thereafter                                                           780,977
                                                                 -----------

Total                                                            $12,723,095
                                                                 ===========


   In September 1996, the Company moved its Philadelphia, PA, distribution center to a building which is leased from an entity which is partially owned by two officers of the Company. Minimum annual rent payable under this lease is approximately $289,000, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rent expense for this lease was approximately $289,000, $289,000 and $74,000 for 1998, 1997 and
   1996, respectively. This lease expires on May 31, 2006 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

   The Company maintains its executive office in a building which is leased from a stockholder of the Company. As amended in March 1995, under the terms of the lease, the Company is required to pay approximately $137,500 annually, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rental expense for this lease was $ 137,500, for 1998, 1997, and 1996. The lease expires on February 28, 2004 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

   Rent expense under all operating leases was $3.9 million, $2.2 million and $1.3 million for 1998, 1997 and 1996, respectively. Certain of the leases provide that the Company pay taxes, insurance and other operating expenses applicable to the leased premises.

   EMPLOYMENT AND SEVERANCE AGREEMENTS - The Company has an employment agreement with its President until March 2000, unless terminated earlier by the Company, at an annual base salary of $200,000, subject to adjustments plus bonus.

   CONTINGENT LIABILITIES - At December 25,1998, the Company was contingently liable for unused letters of credit aggregating approximately $1,099,765.

   LEGAL PROCEEDINGS - The Company is involved in various legal proceedings in the ordinary course of its business which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

9. STOCK OPTION PLAN

   The Company has a stock option plan (the "1995 Plan") under which employees may be granted options to purchase shares of Common Stock. The Company also has a plan (the "Director Plan") under which non-employee directors may be granted options to purchase shares of Common Stock. The 1995 Plan and the Director Plan, together, are referred to hereafter as the Option Plans. Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date. The stock option plans are administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options. The maximum number of shares to be reserved under the 1995 Plan and Director Plan is 800,000 and 100,000 shares, respectively. At December 25, 1998, 75,412 shares were available for future grants. Stock option transactions are summarized as follows:


                                                                                              WEIGHTED
                                                   NUMBER           EXERCISE PRICE        AVERAGE EXERCISE
                                                 OF SHARES            PER SHARE           PRICE PER SHARE
                                          --------------------------------------------------------------------

Granted during 1995                                     280,000     $           4.23                    $ 4.23

1996:
  Granted                                               121,000     $11.00 - $ 24.25                    $12.41
  Forfeited                                              (2,800)    $           4.23                    $ 4.23
                                                       --------

Outstanding at December 27, 1996:                       398,200     $  4.23 - $24.25                    $ 6.72

1997:
  Granted                                               187,900     $ 15.25 - $29.75                    $18.83
  Exercised                                            (131,485)    $  4.23 - $15.50                    $10.00
  Forfeited                                             (17,600)    $  4.23 - $29.75                    $19.23
                                                       --------

Outstanding at December 26, 1997:                       437,015     $  4.23 - $29.75                    $10.43

1998:
  Granted                                               291,138     $ 16.50 - $25.88                    $19.96
  Exercised                                             (48,350)    $  4.23 - $21.00                    $ 7.46
  Forfeited                                             (35,050)    $ 15.50 - $29.75                    $21.93
                                                       --------

Outstanding at December 25, 1998:                       644,753     $  4.23 - $29.75                    $14.33
                                                       ========

   The following table summarizes information about the stock options outstanding under the Option Plans as of December 25, 1998:

                                                      Options                                      Options
                                                    Outstanding                                  Exercisable
                                       --------------------------------------  --------------------------------------------
                         Number        Weighted Average                              Number
Range of Exercise    Outstanding at        Remaining       Weighted- Average       Exercisable         Weighted- Average
     Prices             12/25/98       Contractual Life      Exercise Price        at 12/25/98          Exercise Price
------------------  ----------------  ------------------  -------------------  -------------------  -----------------------
$  4.23                  206,470           6.2 years            $ 4.23                69,265                $ 4.23
$11.00 - $16.50           98,145           8.1 years             14.84                47,545                 14.08
$16.88 - $25.25          332,438           9.3 years             20.17                65,250                 21.35
$25.38 - $28.75            7,700           8.9 years             26.31                     -                     -
                         -------                                                     -------
                         644,753                                                     182,060
                         =======                                                     =======

   All stock options are granted at a price not less than the fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1998, 1997 and 1996 were $10.70, $10.06 and
   $5.67, respectively.   The fair value of each stock option granted is
   estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:


                                                      1998                    1997                    1996
                                             -------------------     -------------------     -------------------
Risk-free interest rate                                    5.1 %                   6.5 %                   5.5 %
Expected volatility                                       60.0 %                  57.3 %                  74.2 %
Expected life                                          4.5 years               4.5 years               2.3 years
Contractual life                                        10 years                10 years                10 years
Dividend yield                                             0.0 %                   0.0 %                   0.0 %


   The Company accounts for the Option Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Option Plans been determined with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share for the years ended December 25, 1998,December 26, 1997 and December 27, 1996 would have been as follows (in thousands, except per share amounts):


                                                        1998                       1997                      1996
                                             ------------------------    -----------------------    --------------------
Net Income:
     As reported                                              $12,465                     $9,234                  $5,863
     Pro forma                                                $11,765                     $8,579                  $5,485
Net Income per share:
     As reported                                              $  0.93                     $ 0.70                  $ 0.53
     Pro forma                                                $  0.88                     $ 0.65                  $ 0.49
Net Income per share, assuming dilution:
     As reported                                              $  0.92                     $ 0.69                  $ 0.51
     Pro forma                                                $  0.87                     $ 0.64                  $ 0.48

10. PROVISION FOR INCOME TAXES

   The income tax provision for each of the fiscal years in the period ended December 25, 1998 is as follows:

                                                   1998            1997            1996
                                             ---------------------------------------------
Current:
     Federal                                    $6,812,800      $4,733,500      $3,110,000
     State                                       1,150,700         864,700         733,280
                                                ----------      ----------      ----------

                                                 7,963,500       5,598,200       3,843,280
                                                ----------      ----------      ----------

Deferred:
     Federal                                      (247,600)       (181,000)       (209,000)
     State                                         (23,400)        (24,000)        (41,000)
                                                ----------      ----------      ----------

                                                  (271,000)       (205,000)       (250,000)
                                                ----------      ----------      ----------

                                                $7,692,500      $5,393,200      $3,593,280
                                                ==========      ==========      ==========


   The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:


                                                     1998                   1997                   1996
                                             ------------------     ------------------     ------------------

Federal statutory tax rate                               34.0 %                 34.0 %                 34.0 %
State income taxes, net of federal benefit                3.8                    4.8                    5.1
Non-deductible expenses                                   1.1                    1.0                    2.2
Non-taxable investment income                            (0.7)                  (2.3)                  (4.6)
Other                                                       -                   (0.6)                   1.3
                                             ------------------     ------------------     ------------------

                                                         38.2 %                 36.9 %                 38.0 %
                                             ==================     ==================     ==================

   Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes.

   The components of the Company's net deferred tax asset consisted of the following as of:

                                                                     DECEMBER 25,            DECEMBER 26,
                                                                         1998                    1997
                                                               ---------------------    ---------------------
Inventory                                                                 $  935,000               $  722,000
Bad debt reserves                                                            483,000                  394,000
State taxes                                                                  146,000                  108,000
Other                                                                        (66,000)                   3,000
                                                               ---------------------    ---------------------

                                                                          $1,498,000               $1,227,000
                                                               =====================    =====================


11.  SUBSEQUENT EVENT

   On March 19, 1999, the Company announced that its Board of Directors had approved a stock buyback program whereby it may repurchase up to one million shares of its common stock. Such repurchases may be made from time to time in open market transactions at prevailing prices or in privately negotiated transactions on terms mutually agreed upon.

12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Unaudited quarterly financial information for 1998 and 1997 are as follows (amounts are in thousands, except per share data):


                                                                              1998
                                             -------------------------------------------------------------------
                                                    FIRST           SECOND            THIRD           FOURTH
                                                 (13 WEEKS)       (13 WEEKS)       (13 WEEKS)       (13 WEEKS)
Net sales                                             $43,545          $49,659          $52,093          $47,308
Gross profit                                           12,609           14,303           15,063           14,142
Operating income                                        3,854            4,662            5,542            4,589
Net income                                              2,673            3,109            3,631            3,052

Net income per share - Basic                          $  0.20          $  0.23          $  0.27          $  0.23
Net income per share - Diluted                        $  0.20          $  0.23          $  0.27          $  0.23

                                                                              1997
                                             -------------------------------------------------------------------
                                                   FIRST            SECOND           THIRD            FOURTH
                                                 (13 WEEKS)       (13 WEEKS)       (13 WEEKS)       (13 WEEKS)

Net sales                                             $33,209          $36,409          $40,184          $40,990
Gross profit                                            9,995           10,770           11,712           11,711
Operating income                                        2,922            3,152            3,429            3,544
Net income                                              2,072            2,247            2,414            2,501

Net income per share - Basic                          $  0.16          $  0.17          $  0.18          $  0.19
Net income per share - Diluted                        $  0.16          $  0.17          $  0.18          $  0.19


   The total of the quarterly net income per share information presented above may not equal the annual results presented in the Consolidated Statement of Income as a result of rounding.

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

                                                                     SCHEDULE II
WILMAR INDUSTRIES, INC.

VALUATION ACCOUNTS
--------------------------------------------------------------------------------


                                               Balance at                                       Balance at
                                               Beginning   Charged to                  Other        End
                                                of Year     Expense    Deductions 1   ChangeS     of Year
                                          -----------------------------------------------------------------
Year ended December 27, 1996:
       Allowance for doubtful accounts         $  236,070     364,500        37,481  243,211 2   $  806,300
                                              -----------  ----------  ------------  ---------  ===========

Year ended December 26, 1997:
       Allowance for doubtful accounts         $  806,300     586,025       525,675  493,150 3   $1,359,800
                                              -----------  ----------  ------------  ---------  ===========

Year ended December 25, 1998:
       Allowance for doubtful accounts         $1,359,800     305,002       265,602          -   $1,399,200
                                              -----------  ----------  ------------  ---------  ===========

1. Accounts receivable written off as uncollectible, net of recoveries.

2. Represents reserves established in connection with acquisitions of Mile High
   Maintenance Supply, Inc. and HMA   Enterprises, Inc.  See Note 4 to
   Consolidated Financial Statements.

3. Represents reserves established in connection with acquisitions of Management Supply Company, Pier-Angeli Group and Lindley Supply Company. See
   Note 4 to Consolidated Financial Statements.