Form 10-Q
period 1999-03-26
WILMAR INDUSTRIES INC
filed 1999-05-10
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 1999

                                      OR

            (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE TRANSITION PERIOD FROM ________________ TO _______________


                         Commission File No.  0-27424
                                              -------

                            WILMAR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                    New Jersey                          22-2232386
          --------------------------------          -----------------
          (State of incorporation or                (I.R.S. Employer
          organization)                             Identification No.)

          303 Harper Drive
          Moorestown, New Jersey                           08057
          ----------------------                         ---------
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

                    Yes   X                 No
                        -----                   -----

     The number of shares of the registrant's common stock, no par value, outstanding as of April 30, 1999 was 13,109,860.

ITEM 1 - FINANCIAL STATEMENTS

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
-------------------------------------------------------------------------------

                                                                                         March 26,            December 25,
                                                                                           1999                  1998
                                                                                     ----------------      ----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                           $    38,467,038        $   30,611,955
  Cash - restricted                                                                           299,228               297,236
  Accounts Receivable - trade, net of allowance for doubtful accounts
   of $1,286,790 in 1999 and $1,399,200 in 1998.                                           26,681,776            27,535,016
  Inventory                                                                                29,509,876            30,128,680
  Prepaid expenses and other current assets                                                   400,614               385,992
  Deferred income taxes                                                                     1,459,000             1,498,000
                                                                                     ----------------      ----------------
          Total current assets                                                             96,817,532            90,456,879

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $5,009,612 in 1999 and $4,740,501 in 1998.                                             4,549,813             4,183,348

GOODWILL, net of accumulated amortization of $1,132,859 in 1999 and $973,445 in 1998.      21,974,446            22,133,860

INTANGIBLE ASSETS AND OTHER, Net                                                            4,877,984             4,921,704
                                                                                     ----------------      ----------------
TOTAL ASSETS                                                                          $   128,219,775        $  121,695,791
                                                                                     ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                                                                       $       500,000        $    1,208,518
  Accounts payable                                                                         14,385,097            11,991,661
  Accrued expenses and other current liabilities                                            5,827,373             4,294,425
  Income taxes payable                                                                      2,104,270               412,160
                                                                                     ----------------      ----------------
            Total current liabilities                                                      22,816,740            17,906,764

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  13,294,760 shares issued and outstanding in 1999
  13,389,827 shares issued and outstanding in 1998                                        103,624,195           103,568,743
Retained earnings                                                                           3,272,590               220,284
                                                                                     ----------------      ----------------
                                                                                          106,896,785           103,789,027
Less: Treasury stock, at cost (100,000 shares in 1999)                                     (1,493,750)
                                                                                     ----------------      ----------------
      Total stockholders' equity                                                          105,403,035           103,789,027
                                                                                     ----------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   128,219,775        $  121,695,791
                                                                                     ================      ================


The accompanying notes are an integral part of these condensed consolidated financial statements


WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------



                                                                          For the Three              For the Three
                                                                           Months Ended               Months Ended
                                                                            March 26,                  March 27,
                                                                               1999                       1998
                                                                        ---------------            ---------------
NET SALES                                                               $    48,747,114            $    43,545,255

COST OF SALES                                                                34,051,856                 30,936,072
                                                                        ---------------            ---------------
             Gross profit                                                    14,695,258                 12,609,183

OPERATING EXPENSES:

   Operating and selling expenses                                             7,173,587                  6,112,922

   Corporate general and administrative expenses                              2,911,218                  2,642,110
                                                                        ---------------            ---------------

   Total operating expenses                                                  10,084,805                  8,755,032
                                                                        ---------------            ---------------
             Operating income                                                 4,610,453                  3,854,151

INTEREST INCOME, NET                                                            352,653                    382,740
                                                                        ---------------            ---------------
              Income before income taxes                                      4,963,106                  4,236,891

PROVISION FOR INCOME TAXES                                                    1,910,800                  1,563,400
                                                                        ---------------            ---------------
              Net income                                                $     3,052,306            $     2,673,491
                                                                        ===============            ===============


   Net income per share - Basic                                         $          0.23            $          0.20
                                                                        ===============            ===============
   Net income per share - Diluted                                       $          0.23            $          0.20
                                                                        ===============            ================

   The accompanying notes are an integral part of these condensed consolidated financial statements

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -
--------------------------------------------------------------------------------
(Unaudited)
----------


                                                                                      (Accumulated
                                                                                       Deficit) /                     Total
                                                              Common        Stock       Retained        Treasury   Stockholders'
                                                              Shares        Amount      Earnings          Stock    (Deficit) Equity
                                                            ----------  -----------   -----------    -----------    ---------------
BALANCE, DECEMBER 26, 1997                                  13,335,754  $102,793,984  $(12,244,900)  $     --          $ 90,549,084

 Exercised Stock Options                                        48,350       360,446                                        360,446

 Tax Benefit from Exercised Stock Options                                    283,600                                        283,600

 Issuance of Common Stock - Apartment Cleaning Acquisition       5,723       130,713                                        130,713

 Net income                                                                            12,465,184                        12,465,184
                                                            ----------  ------------  -----------    -----------    ---------------
BALANCE, DECEMBER 25, 1998                                  13,389,827  $103,568,743   $  220,284    $     --          $103,789,027

 Exercised Stock Options                                         4,933        37,772                                         37,772

 Tax Benefit from Exercised Stock Options                                     17,680                                         17,680

 Repurchase of Common Stock                                   (100,000)                                (1,493,750)       (1,493,750)

 Net income                                                                             3,052,306                         3,052,306
                                                            ----------  ------------  -----------    -----------    ---------------

BALANCE, MARCH 26, 1999                                     13,294,760  $103,624,195   $3,272,590    $ (1,493,750)     $105,403,035
                                                            ==========  ============  ===========    ============   ===============

 The accompanying notes are an integral part of these condensed consolidated financial statements


WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
__________________________________________________________________________________________________________________________________
                                                                                For the Three                        For the Three
                                                                                Months Ending                       Months Ending
                                                                               March 26, 1999                       March 27, 1998
                                                                               --------------                      ---------------
OPERATING ACTIVITIES :
   Net Income                                                                   $ 3,052,306                          $ 2,673,491
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                   548,234                              455,898
    Deferred income taxes                                                            39,000                              (26,000)
    Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable                                                            853,240                              138,507
     Inventory                                                                      618,804                           (1,070,996)
     Prepaid expenses and other current assets                                      (16,614)                            (132,699)
     Intangible assets and other                                                    (75,989)                             (40,321)
     Accounts payable                                                             2,393,436                              400,507
     Accrued expenses and other current liabilities                               1,532,948                              687,245
     Income taxes payable                                                         1,709,790                            1,199,617
                                                                                -----------                          -----------

          Net cash provided by operating activities                              10,655,155                            4,285,249
                                                                                -----------                          -----------

INVESTING ACTIVITIES :

   Purchase of property and equipment                                              (635,576)                            (345,989)
   Acquisition of businesses, including escrow                                            -                             (175,212)
                                                                                -----------                          -----------
         Net cash used in investing activities                                     (635,576)                            (521,201)
                                                                                -----------                          -----------

FINANCING ACTIVITIES :
   Repayment of notes payable                                                      (708,518)                             (25,000)
   Purchases of stock for treasury                                               (1,493,750)
   Net proceeds from exercise of stock options                                       37,772                               80,794
                                                                                -----------                          -----------
          Net cash (used in) provided by financing activities                    (2,164,496)                              55,794
                                                                                -----------                          -----------

NET INCREASE IN CASH                                                              7,855,083                            3,819,842

CASH, BEGINNING OF PERIOD                                                        30,611,955                           30,723,746
                                                                                -----------                          -----------
CASH, END OF PERIOD                                                             $38,467,038                          $34,543,588
                                                                                ===========                          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for :
    Interest                                                                    $    13,340                          $     1,066
                                                                                ===========                          ===========
    Income taxes                                                                $   193,250                          $   100,458
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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 25, 1998.

Note 2 - Accounting Policies
----------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined what effect, if any, this statement will have on the Company.

Note 3 - Income Taxes
---------------------

The Company provides for income taxes based upon SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

Note 4 - Computation of Basic and Diluted Net Income Per Share
--------------------------------------------------------------

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

   The amounts used in calculating net income per share data are as follows:

                                                    For the Three                   For the Three
                                                     Months Ended                    Months Ended
                                                    March 26, 1999                  March 27, 1998
                                                   ----------------                ----------------
Net Income                                            $3,052,306                      $2,673,491
                                                      ==========                      ==========
Weighted Average Shares Outstanding - Basic           13,384,915                       1,336,380
Effect of Dilutive Stock Options                         118,581                         152,601
                                                      ----------                      ----------
Weighted Average Shares Outstanding - Diluted         13,503,496                      13,488,441
                                                      ==========                      ==========

Options to purchase 211,600 and 51,600 shares of common stock that were outstanding during the three months ended March 26, 1999 and March 27, 1998, respectively, were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares.

Note 5 - Contingencies
----------------------

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

Results of Operations

Three Months Ended March 26, 1999 Compared to Three Months Ended March 27, 1998

Net Sales. Net sales increased by $5.2 million, or 12.0%, to $48.7 million for the three months ended March 26, 1999 from $43.5 million for the corresponding period in 1998. This increase was attributable to the maturation of the existing sales force, sales force additions, the Company's telesales effort and increased sales to national accounts. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 10.0%. In addition, the acquisitions of certain assets of Apartment Cleaning Supply and Pool Supply, Inc. ("ACSPS"), the California-based American Maintenance Supply, Inc. ("AMS-CA"), the Nevada-based American Maintenance Supply, Inc. ("AMS-NV") and Kurzon Supply Company, Inc. ("Kurzon"), which occurred in June 1998, March 1998, May 1998 and November 1998, respectively, also contributed to the Company's growth. Price increases during both periods were modest and made only on selected items. During the three months ended March 26, 1999, Wilmar generated approximately $2.4 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 30.1% for the three months ended March 26, 1999 compared to 29.0% for the corresponding period in 1998. The increase is attributable to the July 1998 divestiture of our high-end appliance division, as well as the Company's continuing merchandising efforts.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $1.1 million, or 17.4%, to $7.2 million for the three months ended March 26, 1999 from $6.1 million for the corresponding period in 1998. As a percentage of net sales, these expenses represented 14.7% for the three months ended March 26, 1999 compared to 14.0% for the corresponding period in 1998. This increase was primarily due to the Company's continual investment in its field sales force.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $269,000, or 10.2%, to $2.9 million for the three months ended March 26, 1999 from $2.6 million for the corresponding period in 1998. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. As a percentage of net sales, corporate general and administrative expenses represented 6.0% for the three months ended March 26, 1999 compared to 6.1% for the corresponding period in 1998.

Operating Income. Operating income increased by $756,000 million or 19.6%, to $4.6 million for the three months ended March 26, 1999 from $3.9 million for the corresponding period in 1998. As a percentage of net sales, operating income was 9.5% for the three months ended March 26, 1999 and 8.9% for the corresponding period in 1998.

Interest Income. Net interest income for the three months ended March 26, 1999 was $353,000 and $383,000 for the corresponding period in 1998. The interest income occurred as a result of the investment income from the proceeds received from sales of its securities, as well as cash generated from ongoing operations.

                            WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended March 26, 1999 Compared to Three Months Ended March 27, 1998

Liquidity and Capital Resources

Historically, Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its bank line of credit to support increases in accounts receivable and inventory, net of accounts payable, and the public sale of its securities.

On March 19, 1999, the Company announced that its Board of Directors had approved a stock buyback program whereby it may repurchase up to one million shares of its common stock. Such repurchases may be made from time to time in open market transactions at prevailing prices or in privately negotiated transactions on terms mutually agreed upon. As of May 5, 1999, the Company has repurchased 607,000 shares at an average price of $13.46 per share.

Cash provided by operating activities was $10.7 million during the three months ended March 26, 1999 compared to $4.3 million of cash provided by operating activities during the corresponding period in 1998. Cash provided by operating activities during the three months ended March 26, 1999 consisted of $3.1 million of net income before adding back depreciation and amortization and other non-cash charges, increased $7.0 million by changes in operating assets and liabilities. This primarily resulted from a $5.6 million increase in accounts payable, accrued expenses and income tax payable offset by an decrease in the accounts receivable and inventory of $1.5 million.

Cash used in investing activities during the three months ended March 26, 1999 was $636,000, which was used strictly for the purchase of property and equipment.

Cash used in financing activities during the first three months of 1999 was approximately $2.2 million, consisting of approximately $709,000 used for repayment of notes, $1.5 million for the purchase of stock for treasury offset by proceeds of $38,000 received from the exercise of stock options.

Capital expenditures were $636,000 for the three months ended March 26, 1999 compared to $346,000 for the corresponding period in 1998. Capital expenditures for the first three months of 1999 were primarily for the improvement and updating of the Company's distribution centers, and the integration of its new supply fulfillment system. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facilities consist of two unsecured bank lines of credit totaling $15 million. These lines of credit had zero balances at March 26,1999. In 1999, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate, as well as a $5 million unsecured bank line of credit, which bears interest at the bank's prime rate. These credit facilities expire in September 1999. The Company anticipates renewing these credit facilities as they expire. The Company believes it could increase the amount of these credit facilities if needed, although there can be no assurance that it could do so on equally or more favorable terms.

The Company believes that its existing cash balances, supplemented by borrowings under the revolving line of credit, are adequate to meet planned operating and capital expenditure needs at least through 1999. However, if the Company were to make any significant acquisitions for cash, it might be necessary for the Company to obtain additional debt or equity financing.

                            WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Year 2000 Compliance

The Company recognizes that the arrival of the Year 2000 (Y2K) poses a worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company continues to assess how the Y2K problem will impact its operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K compliant products and services, which are critical to the business computing systems infrastructure. Inventory of all in-house software has been completed and is currently being reviewed for compliance. The Company's core business application software does not utilize a "MMDDYY" date format and is therefore substantially unaffected by the Y2K issue. The Company is in the process of attempting to identify critical third party vendors whose inability to reach Y2K compliance may impact business connectivity and viability. Hardware systems have been examined and appropriate paths charted to ensure complete Y2K compatibility. The goal for completing Y2K compliance for all critical computing system environments is mid calendar year 1999.

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

Until all inventory and analysis phases are completed, the Company will not know with absolute certainty how the transition from 1999 to 2000 will affect its operations. Moreover, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that a failure by said companies to address their Y2K compliance problems would not have a material adverse impact on the Company.

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

  The Company did not file a Form 8-K during the quarter ended March 26, 1999.

                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WILMAR INDUSTRIES, INC.


                                     By: /s/ William Sanford
                                         --------------------------------
                                         William Sanford
                                         Senior Vice President and
                                         Chief Financial Officer
                                     (Duly authorized and Principal
                                     financial officer)

Date:   May 10, 1999