Form 10-Q
period 1999-06-25
WILMAR INDUSTRIES INC
filed 1999-08-09
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 25, 1999

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


                    Yes  X              No ____________
                        ---

     The number of shares of the registrant's common stock, no par value, outstanding as of July 30, 1999 was 12,396,860.

ITEM 1 - FINANCIAL STATEMENTS

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
--------------------------------------------------------------------------------

                                                                               June 25,                December 25,
                                                                                 1999                      1998
                                                                          ------------------        ------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $      22,665,807         $        30,611,955
  Cash - restricted                                                                 302,371                     297,236
  Accounts Receivable - trade, net of allowance for doubtful
  accounts of $1,279,760 in 1999 and $1,399,200 in 1998.                         33,542,107                  27,535,016
  Inventory                                                                      30,704,081                  30,128,680
  Prepaid expenses and other current assets                                         596,412                     385,992
  Deferred income taxes                                                           1,439,000                   1,498,000
                                                                          -----------------         -------------------
      Total current assets                                                       89,249,778                  90,456,879

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $5,186,058 in 1999 and $4,740,501 in 1998.                                4,725,112                   4,183,348

GOODWILL, net of accumulated amortization of $1,293,230 in 1999
 and $973,445 in 1998.                                                           21,814,075                  22,133,860

INTANGIBLE ASSETS AND OTHER, Net                                                  4,700,145                   4,921,704
                                                                          -----------------         -------------------
TOTAL ASSETS                                                              $     120,489,110         $       121,695,791
                                                                          =================         ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                           $         500,000         $         1,208,518
  Accounts payable                                                               17,295,385                  11,991,661
  Accrued expenses and other current liabilities                                  4,970,097                   4,294,425
  Income taxes payable                                                              263,331                     412,160
                                                                          -----------------         -------------------
      Total current liabilities                                                  23,028,813                  17,906,764


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized;
none issued Common stock, no par value - 50,000,000 shares
authorized;
  12,396,860 shares issued and outstanding in 1999                              103,640,168                  103,568,743
  13,389,827 shares issued and outstanding in 1998                                6,623,692                      220,284
                                                                          -----------------         --------------------
Retained earnings                                                               110,263,860                  103,789,027
Less: Treasury stock, at cost (1,000,000 shares in 1999)                        (12,803,563)
                                                                          -----------------         --------------------
      Total stockholders' equity                                                 97,460,297                  103,789,027
                                                                          -----------------         --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     120,489,110         $        121,695,791
                                                                          =================         ====================

The accompanying notes are an integral part of these condensed consolidated financial statements

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------

                                                    For the Three       For the Three       For the Six          For the Six
                                                     Months Ended       Months Ended        Months Ended         Months Ended
                                                       June 25,           June 26,            June 25,             June 26,
                                                         1999               1998                1999                 1998
                                                    --------------      --------------     ---------------     ---------------
NET SALES                                           $  55,017,147       $  49,658,989      $  103,764,261      $   93,204,244

COST OF SALES                                          39,095,538          35,356,091          73,147,394          66,292,163
                                                    --------------      --------------     ---------------     ---------------
        Gross profit                                   15,921,609          14,302,898          30,616,867          26,912,081

OPERATING EXPENSES:
   Operating and selling expenses                       7,595,486           6,761,759          14,769,073          12,874,681
   Corporate general and administrative expenses        3,172,369           2,878,776           6,083,587           5,520,886
                                                    --------------      --------------     ---------------     ---------------
   Total operating expenses                            10,767,855           9,640,535          20,852,660          18,395,567
                                                    --------------      --------------     ---------------     ---------------

        Operating income                                5,153,754           4,662,363           9,764,207           8,516,514

INTEREST INCOME, NET                                      295,148             392,182             647,801             774,922
                                                    --------------      --------------     ---------------     ---------------

        Income before income taxes                      5,448,902           5,054,545          10,412,008           9,291,436

PROVISION FOR INCOME TAXES                              2,097,800           1,946,000           4,008,600           3,509,400
                                                    --------------      --------------     ---------------     ---------------

        Net income                                  $   3,351,102       $   3,108,545      $    6,403,408      $    5,782,036
                                                    ==============      ==============     ===============     ===============

   Net income per share - Basic                     $        0.26       $        0.23      $         0.49      $         0.43
                                                    ==============      ==============     ===============     ===============

   Net income per share - Diluted                   $        0.26       $        0.23      $         0.49      $         0.43
                                                    ==============      ==============     ===============     ===============

 The accompanying notes are an integral part of these condensed consolidated financial statements

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -
(Unaudited)
--------------------------------------------------------------------------------

                                                                                    (Accumulated
                                                                                      Deficit) /                        Total
                                                      Common            Stock         Retained       Treasury        Stockholders'
                                                      Shares           Amount         Earnings       Stock        (Deficit) Equity
                                                   ------------     -------------  -------------  -------------    ----------------
BALANCE, DECEMBER 26, 1997                           13,335,754     $ 102,793,984  $ (12,244,900) $          --     $    90,549,084

 Exercised Stock Options                                 48,350           360,446                                           360,446

 Tax Benefit from Exercised Stock Options                                 283,600                                           283,600

 Issuance of Common Stock - Apartment Cleaning
 Acquisition                                              5,723           130,713                                           130,713

 Net income                                                                           12,465,184                         12,465,184
                                                    ------------     -------------  -------------  -------------        -----------
                                                     13,389,827     $ 103,568,743  $     220,284  $           -     $   103,789,027
BALANCE, DECEMBER 25, 1998
                                                          7,033            46,655                                            46,655
  Exercised Stock Options
 Tax Benefit from Exercised Stock Options                                  24,770                                            24,770

 Repurchase of Common Stock                          (1,000,000)                                    (12,803,563)        (12,803,563)

 Net income                                                                            6,403,408                          6,403,408
                                                   ------------     -------------  -------------  -------------          ----------
                                                     12,396,860     $ 103,640,168  $   6,623,692  $ (12,803,563)    $    97,460,297
BALANCE, JUNE 25, 1999                              ============     =============  =============  =============         ==========

The accompanying notes are an integral part of these condensed consolidated financial statements

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                                               For the Six         For the Six
                                                                              Months Ending       Months Ending
                                                                               June 25, 1999       June 26, 1998
                                                                              --------------      --------------
OPERATING ACTIVITIES :
  Net Income                                                                   $   6,403,408       $   5,782,035
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                  1,095,901             992,508
    Deferred income taxes                                                             59,000             (26,000)
    Loss (gain) on disposition of property and equipment                              12,939              11,704
    Changes in assets and liabilities, net of effects of acquisition:
       Accounts receivable                                                        (6,007,091)         (3,791,166)
       Inventory                                                                    (575,401)         (6,870,716)
       Prepaid expenses and other current assets                                    (215,555)           (396,669)
       Intangible assets and other                                                   (17,861)            223,300
       Accounts payable                                                            5,303,724           4,757,952
       Accrued expenses and other current liabilities                                675,672           1,278,831
       Income taxes payable                                                         (124,059)            (78,319)
                                                                              --------------      --------------
            Net cash provided by operating activities                              6,610,677           1,883,460
                                                                              --------------      --------------

INVESTING ACTIVITIES :

  Purchase of property and equipment                                              (1,093,899)           (901,290)
  Proceeds from sale of property and equipment                                         2,500
  Acquisition of businesses, including escrow                                              -          (1,747,132)
                                                                              --------------      --------------
           Net cash used in investing activities                                  (1,091,399)         (2,648,422)
                                                                              --------------      --------------

FINANCING ACTIVITIES :
  Repayment of notes payable                                                        (708,518)            (25,000)
  Purchases of stock for treasury                                                (12,803,563)
  Net proceeds from exercise of stock options                                         46,655             283,978
                                                                              --------------      --------------
                 Net cash (used in) provided by financing activities             (13,465,426)            258,978
                                                                              --------------      --------------
NET INCREASE IN CASH                                                              (7,946,148)           (505,984)

CASH, BEGINNING OF PERIOD                                                         30,611,955          30,723,746
                                                                              --------------      --------------
CASH, END OF PERIOD                                                            $  22,665,807       $  30,217,762
                                                                              ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for :
    Interest                                                                   $      13,763       $       1,673
                                                                              ==============      ==============
    Income taxes                                                               $   1,014,475       $   4,030,149
                                                                              ==============      ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Issuance of Common Stock in connection with the purchase of :
       Apartment Cleaning Supply and Pool Supply, Inc.                                             $     130,713

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

Note 2 - Accounting Policies
----------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date for this statement (orginally for all fiscal quarters of fiscal years beginning after June 15, 1999) has been delayed until July 1, 2000. Management has not yet determined what effect, if any, this statement will have on the Company.

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

     The amounts used in calculating net income per share data are as follows:

                                         For the Three        For the Three        For the Six        For the Six
                                         Months Ended         Months Ended         Months Ended       Months Ended
                                         June 25, 1999        June 26, 1998        June 25, 1999      June 26, 1998
                                        --------------       ---------------      --------------     ---------------
Net Income                                 $ 3,351,102         $ 3,108,545          $ 6,403,408        $ 5,782,036
                                           ===========         ===========          ===========        ===========

Weighted Average Shares
   Outstanding - Basic                      12,683,873          13,362,415           13,029,005         13,349,921
Effect of Dilutive Stock Options                98,366             144,735              114,680            146,982
                                           -----------         -----------          -----------        -----------
Weighted Average Shares
   Outstanding - Diluted                    12,782,239          13,507,150           13,143,685         13,496,903
                                           ===========         ===========          ===========        ===========

Options to purchase 403,813 and 48,200 shares of common stock that were outstanding during the three months ended June 25, 1999 and June 26,1998 respectively, as well as the option to purchase 331,588 and 45,825 shares of common stock that were outstanding during the six months ended June 25, 1999 and June 26,1998, respectively, were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares.

                            WILMAR INDUSTRIES, INC.

Note 5 - Contingencies
----------------------

The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

Note 6 - Subsequent Events
--------------------------

In July 1999, the Company acquired certain assets of The Mini Blind Company ("Mini Blind"), a distributor of vertical and mini blinds to the multi-family or apartment housing market, based in San Antonio, TX. The total purchase price of the acquisition was paid in cash. Goodwill and other intangibles recorded in connection with this acquisition will be amortized on a straight-line basis. The acquisition is being accounted for using the Purchase method.

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

Results of Operations

Six Months Ended June 25, 1999 Compared to Six Months Ended June 26, 1998.

Net Sales. Net sales increased by $10.6 million, or 11.3%, to $103.8 million for the six months ended June 25, 1999 from $93.2 million for the corresponding period in 1998. This increase was attributable to continuing penetration of existing sales territories, sales force additions, the Company's telesales effort and increased sales to national accounts. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 9.9%. In addition, the acquisitions of certain assets of Apartment Cleaning Supply and Pool Supply, Inc. ("ACSPS"), the California-based American Maintenance Supply, Inc. ("AMS-CA"), the Nevada-based American Maintenance Supply, Inc. ("AMS-NV") and Kurzon Supply Company, Inc. ("Kurzon"), which occurred in June 1998, March 1998, May 1998 and November 1998, respectively, also contributed to the Company's growth. Price increases during both periods were modest and made only on selected items. During the six months ended June 25, 1999, Wilmar generated approximately $5.5 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market.

Gross Profit.  Cost of sales includes merchandise, freight, distribution center
occupancy and delivery costs.   As a percentage of net sales, gross profit was
29.5% for the six months ended June 25, 1999 compared to 28.9% for the corresponding period in 1998. The increase is attributable to the July 1998 divestiture of our high-end appliance division, as well as the Company's continuing merchandising efforts.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $1.9 million, or 14.7%, to $14.8 million for the six months ended June 25, 1999 from $12.9 million for the corresponding period in 1998. As a percentage of net sales, these expenses represented 14.2% for the six months ended June 25, 1999 compared to 13.8% for the corresponding period in 1998. This increase was primarily due to the Company's continual investment in its field sales force.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $563,000 or 10.2%, to $6.1 million for the six months ended June 25, 1999 from $5.5 million for the corresponding period in 1998. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. As a percentage of net sales, corporate general and administrative expenses represented 5.9% for both the six months ended June 25, 1999 and the six months ended June 26, 1998.

Operating Income. Operating income increased by $1.2 million, or 14.7%, to $9.8 million for the six months ended June 25, 1999 from $8.5 million for the corresponding period in 1998. As a percentage of net sales, operating income was 9.4% for the six months ended June 25, 1999 compared to 9.1% for the corresponding period in 1998

Interest Income. Net interest income for the six months ended June 25, 1999 was $648,000 and $775,000 for the corresponding period in 1998. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996. The decrease in interest income was a result of the Company's stock repurchase program. During the six month ended June 25, 1999 the Company repurchased one million shares of common stock at an average price of $12.80.

                            WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended June 25, 1999 Compared to Three Months Ended June 26, 1998

Net Sales. Net sales increased by $5.4 million, or 10.8%, to $55.0 million for the three months ended June 25, 1999 from $49.7 million for the corresponding period in 1998. This increase was attributable to continuing penetration of existing sales territories, sales force additions, the Company's telesales effort, increased sales to national accounts. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 10%. In addition the acquisitions of MSC and certain assets of ACSPS, AMS-CA and AMS-NV which occurred in September 1998, June 1998, March 1998 and June 1998 respectively, also contributed significantly to the Company's growth. Price increases during both periods were modest and made only on selected items. During the three months ended June 25, 1999, Wilmar generated approximately $3.1 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 28.9% for the three months ended June 25, 1999 compared to 28.8 % for the corresponding period in 1998. This expected decrease in the gross margin was a result of the following factors: (1) a larger volume of HVAC sales, which are seasonal in nature and have lower gross margins, and (2) the higher relative occupancy costs relating to the operation of the Company's new distribution centers in San Antonio, Las Vegas and Boston also contributed to the decrease in gross margin when compared with the three months ended June 26, 1998.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $834,000, or 12.3%, to $7.6 million for the three months ended June 25, 1999 from $6.8 million for the corresponding period in 1998. As a percentage of net sales, these expenses represented 13.8% for the three months ended June 25, 1999 compared to 13.6% for the corresponding period in 1998. This decrease was primarily attributable to the acquisition of MSC, which though it had not yet been fully assimilated into our system until May 1998, had been operated very efficiently as a stand-alone company.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $294,000, or 10.2%, to $3.2 million for the three months ended June 25, 1999 from $2.9 million for the corresponding period in 1998. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. The Company expenses all distribution center pre-opening costs when incurred.

Operating Income. Operating income increased by $491,000 or 10.5%, to $5.2 million for the three months ended June 25, 1999 from $4.7 million for the corresponding period in 1998. As a percentage of net sales, operating income was 9.4% for the three months ended June 25, 1999 and June 26, 1998. Excluding assimilation and pre-opening expenses, operating income as a percentage of net sales would have been 9.5% for the three month ended June 26,1998 and 9.6% for the same period in 1998.

Interest Income. Net interest income for the three months ended June 25, 1999 was $295,000 and $392,000 for the corresponding period in 1998. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996. The decrease in interest income was a result of the Company's stock repurchase program. During the three month ended June 25, 1999 the Company repurchased 900,000 shares of common stock at an average price of $12.57.

                            WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended June 25, 1999 Compared to Three Months Ended June 26, 1998

Liquidity and Capital Resources

Historically, Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its bank line of credit to support increases in accounts receivable and inventory, net of accounts payable, and the public sale of its securities.

On March 19, 1999, the Company announced that its Board of Directors had approved a stock buyback program whereby it may repurchase up to one million shares of its common stock. Such repurchases may be made from time to time in open market transactions at prevailing prices or in privately negotiated transactions on terms mutually agreed upon. As of May 11, 1999, the Company had repurchased one million shares at an average price of $12.80 per share.

Cash provided by operating activities was $6.6 million during the six months ended June 25, 1999 compared to $1.9 million of cash provided by operating activities during the corresponding period in 1998. Cash provided by operating activities during the six months ended June 25, 1999 consisted of $6.4 million of net income before adding back depreciation and amortization and other non-cash charges, decreased $941,000 by changes in operating assets and liabilities. This primarily resulted from a $5.9 million increase in accounts payable, accrued expenses and income tax payable offset by an decrease in the accounts receivable and inventory of $6.8 million.

Cash used in investing activities during the six months ended June 25, 1999 was $1.1 million, which was used for the purchase of property and equipment, net of $2,500 proceeds from sales of property and equipment.

Cash used in financing activities during the first six months of 1999 was approximately $13.5 million, consisting of approximately $709,000 used for repayment of notes, $12.8 million for the purchase of stock for treasury offset by proceeds of $47,000 received from the exercise of stock options.

Capital expenditures were $1.1 million for the six months ended June 25, 1999 compared to $901,000 for the corresponding period in 1998. Capital expenditures for the first six months of 1999 were primarily for the improvement and updating of the Company's distribution centers, and the integration of its new supply fulfillment system. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facilities consist of two unsecured bank lines of credit totaling $15 million. These lines of credit had zero balances at June 25,1999. In 1999, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate, as well as a $5 million unsecured bank line of credit, which bears interest at the bank's prime rate. These credit facilities expire in September 1999. The Company anticipates renewing these credit facilities as they expire. The Company believes it could increase the amount of these credit facilities if needed, although there can be no assurance that it could do so on equally or more favorable terms.

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

                            WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Year 2000 Compliance

The Company recognizes that the arrival of the Year 2000 ("Y2K") poses a worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company has completed its assessment of in-house maintained software, third party software and systems. All identification and remediation of Y2K related systems issues have been completed. System testing of Y2K program revisions and overall system testing is under way and will be completed in October, 1999.

All costs associated with the Y2K project to date have been expensed as incurred. These costs have not been and are not anticipated to be material to the Company's financial position, results of operations or cash flows in any given year, and such cost have been and is expected to continue to be funded from the Company's operations. The Company's total estimated cost of the Y2K compliance program is approximately $50,000 to $100,000. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The Company has the necessary resources in-house to complete all required Y2K remediation.

Based on it's review, the Company does not believe the transition from 1999 to 2000 will have any adverse effect on operations attributable to any of its computerized systems, However, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that a failure by said companies to address their Y2K compliance problems would not have a material adverse impact on the Company.

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

   The Company did not file a Form 8-K during the quarter ended June 25, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WILMAR INDUSTRIES, INC.


                           By: /s/ William Sanford
                               ------------------------------------
                               William Sanford
                               Senior Vice President and Chief Financial Officer (Duly authorized and Principal financial officer)



Date:   August 9, 1999