Form 10-Q
period 1999-09-24
WILMAR INDUSTRIES INC
filed 1999-11-08
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 24, 1999

                                      OR


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission File No.  0-27424
                                              -------



                            WILMAR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


                  New Jersey                       22-2232386
             --------------------------          -------------------
             (State of incorporation or           (I.R.S. Employer
             organization)                        Identification No.)


             303 Harper Drive
             Moorestown, New Jersey                   08057
             --------------------------          ------------------
             (Address of principal                  (Zip Code)
              executive offices)


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


                              Yes    X        No
                                 --------       -------

     The number of shares of the registrant's common stock, no par value, outstanding as of October 30, 1999 was 12,407,826.

ITEM 1 - FINANCIAL STATEMENTS

WILMAR INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
--------------------------------------------------------------------------------


                                                                                         September 24,            December 25,
                                                                                             1999                     1998
                                                                                       ----------------        ----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                          $    25,586,135          $   30,611,955
    Cash - restricted                                                                          307,254                 297,236
    Accounts Receivable - trade, net of allowance for doubtful accounts
     of $1,259,240 in 1999 and $1,399,200 in 1998.                                          36,184,116              27,535,016
    Inventory                                                                               29,378,518              30,128,680
    Prepaid expenses and other current assets                                                  370,305                 385,992
    Deferred income taxes                                                                    1,419,000               1,498,000
                                                                                       ----------------        ----------------
            Total current assets                                                            93,245,328              90,456,879

PROPERTY AND EQUIPMENT, net of accumulated depreciation
    of $5,490,393 in 1999 and $4,740,501 in 1998.                                            4,731,271               4,183,348

GOODWILL, net of accumulated amortization of $1,453,795 in 1999 and $973,445 in 1998.       21,687,173              22,133,860

INTANGIBLE ASSETS AND OTHER, Net                                                             4,829,873               4,921,704
                                                                                       ----------------        ----------------
TOTAL ASSETS                                                                           $   124,493,645          $  121,695,791
                                                                                       ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                      $             -          $    1,208,518
    Accounts payable                                                                        17,584,222              11,991,661
    Accrued expenses and other current liabilities                                           4,923,027               4,294,425
    Income taxes payable                                                                       651,540                 412,160
                                                                                       ----------------        ----------------
              Total current liabilities                                                     23,158,789              17,906,764

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued Common stock, no par value - 50,000,000 shares authorized;
    12,407,826 shares issued and outstanding in 1999
    13,389,827 shares issued and outstanding in 1998                                       103,725,914             103,568,743
Retained earnings                                                                           10,412,505                 220,284
                                                                                       ----------------        ----------------
                                                                                           114,138,419             103,789,027
Less: Treasury stock, at cost (1,000,000 shares in 1999)                                   (12,803,563)
                                                                                       ----------------        ----------------
        Total stockholders' equity                                                         101,334,856             103,789,027
                                                                                       ----------------        ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   124,493,645          $  121,695,791
                                                                                       ================        ================




The accompanying notes are an integral part of these condensed consolidated financial statements

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)
--------------------------------------------------------------------------------



                                                            For the Three       For the Three      For the Nine       For the Nine
                                                            Months Ended        Months Ended       Months Ended       Months Ended
                                                            September 24,       September 25,      September 24,      September 25,
                                                                1999                1998               1999               1998
                                                            -------------       -------------      -------------      -------------
NET SALES                                                 $    58,616,006      $   52,093,171     $  162,380,267     $   145,297,415

COST OF SALES                                                  41,783,146          37,029,987        114,930,540         103,322,150
                                                          ---------------      --------------    ---------------     ---------------
          Gross profit                                         16,832,860          15,063,184         47,449,727          41,975,265

OPERATING EXPENSES:
     Operating and selling expenses                             7,726,854           6,876,052         22,495,927          19,750,733
     Corporate general and administrative expenses              3,198,925           2,645,613          9,282,512           8,166,499
                                                          ---------------      --------------    ---------------     ---------------
     Total operating expenses                                  10,925,779           9,521,665         31,778,439          27,917,232
                                                          ---------------      --------------    ---------------     ---------------
          Operating income                                      5,907,081           5,541,519         15,671,288          14,058,033

INTEREST INCOME, NET                                              253,532             362,536            901,333           1,137,458
                                                          ---------------      --------------    ---------------     ---------------
          Income before income taxes                            6,160,613           5,904,055         16,572,621          15,195,491

PROVISION FOR INCOME TAXES                                      2,371,800           2,273,000          6,380,400           5,782,400
                                                          ---------------     ---------------    ---------------     ---------------
          Net income                                      $     3,788,813      $    3,631,055     $   10,192,221     $     9,413,091
                                                          ===============     ===============    ===============     ===============

     Net income per share - Basic                         $          0.31      $         0.27     $         0.79     $          0.70
                                                          ===============     ===============    ===============     ===============
     Net income per share - Diluted                       $          0.30      $         0.27     $         0.79     $          0.70
                                                          ===============     ===============    ===============     ===============


The accompanying notes are an integral part of these condensed consolidated financial statements

WILMAR INDUSTERIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -
(Unaudited)
--------------------------------------------------------------------------------


                                                                               (Accumulated
                                                                                Deficit) /                             Total
                                               Common           Stock            Retained         Treasury          Stockholders'
                                               Shares           Amount           Earnings           Stock        (Deficit) Equity
                                            ------------   ---------------   ---------------  ---------------   ------------------
BALANCE, DECEMBER 26, 1997                    13,335,754   $   102,793,984   $   (12,244,900)   $           -   $       90,549,084

Exercised Stock Options                           48,350           360,446                                                 360,446
Tax Benefit from Exercised Stock Options                           283,600                                                 283,600
Issuance of Common Stock -
 Apartment Cleaning Acquisition                    5,723           130,713                                                 130,713
Net income                                                                        12,465,184                            12,465,184
                                            ------------   ---------------   ---------------  ---------------     ----------------
BALANCE, DECEMBER 25, 1998                    13,389,827   $   103,568,743   $       220,284    $           -     $    103,789,027

Exercised Stock Options                           17,999            93,041                                                  93,041
Tax Benefit from Exercised Stock Options                            64,130                                                  64,130
Repurchase of Common Stock                    (1,000,000)                                         (12,803,563)         (12,803,563)
Net income                                                                        10,192,221                            10,192,221
                                            ------------   ---------------   ---------------  ---------------    -----------------
BALANCE, SEPTEMBER 24, 1999                   12,407,826   $   103,725,914   $    10,412,505  $   (12,803,563)   $     101,334,856
                                            ============   ===============   ===============  ===============    =================

The accompanying notes are an integral part of these condensed consolidated financial statements

WILMAR INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
--------------------------------------------------------------------------------

                                                                                      For the Nine                   For the Nine
                                                                                      Months Ending                  Months Ending
                                                                                   September 24, 1999             September 25, 1998
                                                                                   ------------------             ------------------
OPERATING ACTIVITIES:
      Net Income                                                                      $    10,192,221             $       9,413,091
      Adjustments  to  reconcile  net income to net cash
        provided by  operating activities:
        Depreciation and amortization                                                       1,684,600                     1,431,313
        Deferred income taxes                                                                  79,000                      (286,000)
        Loss (gain) on disposition of property and equipment                                   12,939
        Changes in assets and liabilities, net of effects of acquisition:
          Accounts receivable                                                              (8,462,986)                   (6,178,507)
          Inventory                                                                           877,043                    (5,390,146)
          Prepaid expenses and other current assets                                             5,669                        34,452
          Intangible assets and other                                                         (31,388)                     (340,062)
          Accounts payable                                                                  5,592,561                     1,346,407
          Accrued expenses and other current liabilities                                      618,251                       980,614
          Income taxes payable                                                                303,510                       375,757
                                                                                      ---------------             -----------------
               Net cash provided by operating activities                                   10,871,420                     1,386,919
                                                                                      ---------------             -----------------
 INVESTING ACTIVITIES:
      Purchase of property and equipment                                                   (1,404,393)                   (1,208,568)
      Proceeds from sale of property and equipment                                              2,500
      Acquisition of businesses, including escrow                                            (576,307)                   (1,962,923)
                                                                                      ---------------             -----------------
               Net cash used in investing activities                                       (1,978,200)                   (3,171,491)
                                                                                      ---------------             -----------------
 FINANCING ACTIVITIES:
      (Repayment of) proceeds from notes payable                                           (1,208,518)                      300,000
      Purchases of stock for treasury                                                     (12,803,563)
      Net proceeds from exercise of stock options                                              93,041                       321,689
                                                                                      ---------------             -----------------
               Net cash (used in) provided by financing activities                        (13,919,040)                      621,689
                                                                                      ---------------             -----------------
 NET INCREASE IN CASH                                                                      (5,025,820)                   (1,162,883)

 CASH, BEGINNING OF PERIOD                                                                 30,611,955                    30,723,746
                                                                                      ---------------             -----------------
 CASH, END OF PERIOD                                                                  $    25,586,135             $      29,560,863
                                                                                      ===============             =================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid during the period for:
        Interest                                                                      $        96,628             $          11,328
                                                                                      ===============             =================
        Income taxes                                                                  $     4,167,454             $       5,765,843
                                                                                      ===============             =================

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

      Issuance of Common Stock in connection with the purchase of:
          Apartment Cleaning Supply and Pool Supply, Inc.                                                         $         130,713

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

Note 2 - Accounting Policies
----------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date for this statement (originally for all fiscal quarters of fiscal years beginning after June 15, 1999) has been delayed until July 1, 2000. Management has not yet determined what effect, if any, this statement will have on the Company.

Note 3 - Acquisition
--------------------

On July 30, 1999, the Company acquired certain assets of The Mini Blind Company ("Mini Blind"), a distributor of vertical and mini blinds to the multi-family or apartment housing market, based in San Antonio, TX. The total purchase price of the acquisition was paid in cash. Goodwill and other intangibles recorded in connection with this acquisition are being amortized on a straight-line basis. The acquisition is being accounted for using the Purchase method.


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

   The amounts used in calculating net income per share data are as follows:

                                For the Three       For the Three        For the Nine        For the Nine
                                 Months Ended        Months Ended        Months Ended        Months Ended
                                September 24,       September 25,        September 24,       September 25,
                                     1999                1998                1999                1998
                              ----------------    ----------------    -----------------   -----------------

Net Income                         $ 3,788,813         $ 3,631,055          $10,192,221         $ 9,413,091
                                   ===========         ===========          ===========         ===========

Weighted Average Shares
       Outstanding - Basic          12,402,735          13,383,352           12,835,654          13,361,833
Effect of Dilutive Stock
 Options                               131,083             133,250              128,319             142,440
                                   -----------         -----------          -----------         -----------
Weighted Average Shares
       Outstanding - Diluted        12,533,818          13,516,602           12,963,973          13,504,273
                                   ===========         ===========          ===========         ===========


The following options to purchase common stock, although outstanding, were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares during the period. For the three months ended September 24, 1999 and September 25, 1998, 417,037 and 70,450, respectively, as well as 395,437 and 52,050 options to purchase shares of common stock that were outstanding during the nine months ended September 24, 1999 and September 25, 1998, respectively, were not included.


Note 6 - Contingencies
----------------------

The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

Note 7 - Subsequent Events
--------------------------

On October 1, 1999, the Company acquired 100% of the capital stock of Ace Maintenance Mart ("Ace"), a direct marketer of repair and maintenance products to the multi-family or apartment housing market, based in San Diego, CA. The purchase price of this acquisition was paid in cash and has been allocated to the assets acquired based upon their estimated fair market values. Goodwill and other intangibles recorded in connection with this acquisition will be amortized on a straight-line basis. The acquisition is being accounted for using the Purchase method.

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

Results of Operations

Nine Months Ended September 24, 1999 Compared to Nine Months Ended September 25, 1998.

Net Sales. Net sales increased by $17.1 million, or 11.8%, to $162.4 million for the nine months ended September 24, 1999 from $145.3 million for the corresponding period in 1998. This increase was attributable to continuing penetration of existing sales territories, sales force additions, the Company's telesales effort and increased sales to national accounts. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 9.1%. In addition, the acquisitions of certain assets of Apartment Cleaning Supply and Pool Supply, Inc. ("ACSPS"), the California-based American Maintenance Supply, Inc. ("AMS-CA"), the Nevada-based American Maintenance Supply, Inc. ("AMS-NV"), Kurzon Supply Company, Inc. ("Kurzon"), and The Mini Blind Company ("Mini Blind"), which occurred in June 1998, March 1998, May 1998, November 1998 and July 1999, respectively, also contributed to the Company's growth. Price increases during both periods were modest and made only on selected items. During the nine months ended September 24, 1999, Wilmar generated approximately $8.5million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market.

Gross Profit.  Cost of sales includes merchandise, freight, distribution center
occupancy and delivery costs.   As a percentage of net sales, gross profit was
29.2% for the nine months ended September 24, 1999 compared to 28.9% for the corresponding period in 1998. The increase is attributable to the July 1998 divestiture of our high-end appliance division, as well as the Company's continuing merchandising efforts.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $2.7 million, or 13.9%, to $22.5 million for the nine months ended September 24, 1999 from $19.8 million for the corresponding period in 1998. As a percentage of net sales, these expenses represented 13.9% for the nine months ended September 24, 1999 compared to 13.6% for the corresponding period in 1998. This increase was primarily due to the Company's continual investment in its field sales force.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $1.1 million or 13.7%, to $9.3 million for the nine months ended September 24, 1999 from $8.2 million for the corresponding period in 1998. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business. As a percentage of net sales, corporate general and administrative expenses represented 5.7% for the nine months ended September 24, 1999 and 5.6% for the corresponding period in 1998.

Operating Income. Operating income increased by $1.6 million, or 11.5%, to $15.7 million for the nine months ended September 24, 1999 from $14.1 million for the corresponding period in 1998. As a percentage of net sales, operating income was 9.7% for both the nine months ended September 24, 1999 and September 25, 1998.

Interest Income. Net interest income for the nine months ended September 24, 1999 was $901,000 and $1.1 million for the corresponding period in 1998. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996. The decrease in interest income was a result of the Company's stock repurchase program. During the first six month of 1999 the Company repurchased one million shares of common stock at an average price of $12.80.

                            WILMAR INDUSTRIES, INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended September 24, 1999 Compared to Three Months Ended September 25, 1998

Net Sales. Net sales increased by $6.5 million, or 12.5%, to $58.6 million for the three months ended September 24, 1999 from $52.1 million for the corresponding period in 1998. This increase was attributable to continuing penetration of existing sales territories, sales force additions, the Company's telesales effort, and increased sales to national accounts. Sales attributable to the existing sales force (salesmen employed for all of both periods) increased 9.0%. In addition the acquisitions of certain assets of Kurzon and Mini Blind which occurred in November 1998 and July 1999, respectively, also contributed to the Company's growth. Price increases during both periods were modest and made only on selected items. During the three months ended September 24, 1999, Wilmar generated approximately $3.0 million in net sales to new end markets as a result of the Company's decision to target customers outside its core apartment housing market.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 28.7% for the three months ended September 24, 1999 compared to 28.9 % for the corresponding period in 1998. This slight decrease in the gross margin was a result of the Company's decision to invest in improved delivery service for existing customers, as well as to better penetrate new geographic markets and regions where a local distribution center is not located.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $851,000, or 12.4%, to $7.7 million for the three months ended September 24, 1999 from $6.9 million for the corresponding period in 1998. As a percentage of net sales, these expenses represented 13.2% for the three months ended September 24, 1999 and September 25, 1998. The percent of sales remained constant even though the Company continued to invest in addition field sales representatives.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $553,000, or 20.9%, to $3.2 million for the three months ended September 24, 1999 from $2.6 million for the corresponding period in 1998. As a percentage of net sales, these expenses represented 5.5% for the three months ended September 24, 1999 and 5.1% for the corresponding period in 1998. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business.

Operating Income. Operating income increased by $366,000 or 6.6%, to $5.9 million for the three months ended September 24, 1999 from $5.5 million for the corresponding period in 1998. As a percentage of net sales, operating income was 10.1% for the three months ended September 24, 1999 and 10.6% for the corresponding period in 1998.

Interest Income. Net interest income for the three months ended September 24, 1999 was $254,000 and $363,000 for the corresponding period in 1998. The interest income occurred as a result of the investment income from the proceeds of the secondary public offering completed in July 1996. The decrease in interest income was a result of the Company's stock repurchase program. During the first six month of 1999 the Company repurchased one million shares of common stock at an average price of $12.80.

                            WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Three Months Ended September 24, 1999 Compared to Three Months Ended September 25, 1998

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

Cash provided by operating activities was $10.9 million during the nine months ended September 24, 1999 compared to $1.4 million of cash provided by operating activities during the corresponding period in 1998. Cash provided by operating activities during the nine months ended September 24, 1999 consisted of $10.2 million of net income before adding back depreciation and amortization and other non-cash charges, decreased $1.1 million by changes in operating assets and liabilities. This primarily resulted from a $6.5 million increase in accounts payable, accrued expenses and income tax payable as well as a $877,000 decrease in inventory offset by an increase in accounts receivable of $8.5 million.

Cash used in investing activities during the nine months ended September 24, 1999 was $2.0 million, which consisted of approximately $1.4 million for the purchase of property and equipment and $600,000 relating to the acquisition of The Mini Blind Company.

Cash used in financing activities during the first nine months of 1999 was approximately $13.9 million, consisting of approximately $1.2 million used for repayment of notes, $12.8 million for the purchase of stock for treasury offset by proceeds of $93,000 received from the exercise of stock options.

Capital expenditures were $1.4 million for the nine months ended September 24, 1999 compared to $1.2 million for the corresponding period in 1998. Capital expenditures for the first nine months of 1999 were primarily for the improvement and updating of the Company's distribution centers, and the integration of its new supply fulfillment system. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the previous public offerings, term debt or capital leases.

Wilmar's credit facilities consist of two unsecured bank lines of credit totaling $15 million. These lines of credit had zero balances at September 24, 1999. In 1999, the Company renewed an existing $10 million unsecured bank line of credit, which bears interest at three quarter percent below the bank's prime rate, as well as a $5 million unsecured bank line of credit, which bears interest at the bank's prime rate. These credit facilities expire in December 1999. The Company anticipates renewing these credit facilities as they expire. The Company believes it could increase the amount of these credit facilities if needed, although there can be no assurance that it could do so on equally or more favorable terms.

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

                            WILMAR INDUSTRIES, INC.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Year 2000 Compliance

The Company recognizes that the arrival of the Year 2000 ("Y2K") poses a worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company has completed its assessment of in-house maintained software, third party software and systems. All identification and remediation unit testing and system testing of Y2K related systems issues have been completed.

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

Based on it's review, the Company does not believe the transition from 1999 to 2000 will have any adverse effect on operations attributable to any of its computerized systems. However, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that a failure by said companies to address their Y2K compliance problems would not have a material adverse impact on the Company.

Contingency plans reflect analysis of risks associated with year 2000 related issues pertaining to product supply, services and system support. In connection with these analysis, the Company has identified alternative sources related to product supply, services and system support. Surveys of key vendors and plans for closely monitoring inventory levels at the close of 1999 gives the Company confidence that merchandise stock levels and the Company's ability to ship merchandise will not be adversely affected by vendors' Y2K systems issues.

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

     The Company did not file a Form 8-K during the quarter ended September 24, 1999.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WILMAR INDUSTRIES, INC.


                                  By:  /s/ William Sanford
                                     ------------------------------------------
                                     William Sanford
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Duly authorized and Principal financial
                                     officer)



Date:   November 8, 1999.