Form 10-K405
period 1999-12-31
WILMAR INDUSTRIES INC
filed 2000-03-24
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 No Fee Required for the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 No Fee Required for the transition period from ________ to ________

                        Commission file number 0-27424
                                               -------

                            WILMAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               New Jersey                                  22-2232386
     -------------------------------                       ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


             303 Harper Drive
          Moorestown, New Jersey                              08057
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (856) 439-1222
                                                           --------------

Securities registered pursuant to Section 12(b) of
  the Act: Title of each class                         Name of each exchange on which registered
 Common Stock, without par value                                Nasdaq National Market
 -------------------------------                                ----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

As of March 1, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $96,391,275. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company.

As of March 1, 2000, there were 12,407,826 shares of the registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:


None

                            WILMAR INDUSTRIES, INC.

                            FORM 10-K ANNUAL REPORT

                    For Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

PART I                                                                                           PAGE
                                                                                                 ----
Item 1.   Business                                                                                  1

Item 2.   Properties                                                                                4

Item 3.   Legal Proceedings                                                                         5

Item 4.   Submission of Matters to a Vote of Security Holders                                       5

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                     5

Item 6.   Selected Financial Data                                                                   6

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations     7

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                               11

Item 8.   Financial Statements and Supplementary Data                                              11

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure     11

PART III

Item 10.  Directors and Executive Officers of the Registrant                                       12

Item 11.  Executive Compensation                                                                   14

Item 12.  Security Ownership of Certain Beneficial Owners and Management                           17

Item 13.  Certain Relationships and Related Transactions                                           18

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                          19

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

                                     PART I

Item 1.  Business.
------   --------

Overview
Wilmar Industries, Inc. ("Wilmar" or the "Company") is a national marketer and direct distributor of repair and maintenance products to facilities maintenance markets. Through its 1,000+ page Wilmar Master Catalog, the Company has become a "one-stop shopping" resource for apartment maintenance managers by offering the industry's most extensive selection of over 15,000 standard and specialty plumbing, hardware, electrical, janitorial and related products. Through the Sexauer Group, the Company markets plumbing specialties products to maintenance managers in the education, healthcare, commercial real estate, lodging and other facilities maintenance industries. By purchasing directly from domestic and foreign manufacturers in relatively large volumes, the Company is able to offer customers competitive prices on both name brand and private label products. The Company seeks to win new accounts and increase sales to existing accounts through a direct sales force, outbound telesales representatives, a national accounts sales program and monthly direct mail flyers. Customer service representatives located at Wilmar's regional call centers use the Company's proprietary software applications to quickly process orders and answer customer inquiries. The Company provides free, same-day or next-day delivery in local markets served by its distribution centers and ships by parcel delivery services to other areas. The Company was formed in 1978, initially doing business in the Philadelphia area. Since 1991, Wilmar has expanded from four distribution centers located in Philadelphia, Washington, D.C., Houston and Indianapolis to twenty-six distribution centers, as well as an inventory transfer center, located throughout the United States and Canada. From 1994 to 1999, the Company's net sales increased at a compound annual rate of 36.5%. From November 1995 through December 1999, Wilmar has acquired fifteen regional repair and maintenance supply companies with total annualized net sales of approximately $162 million. Throughout this report, references to 1997, 1998 and 1999 refer to the fiscal years ended December 26, 1997, December 25, 1998 and December 31, 1999, respectively.

On December 23, 1999, the Company entered into an Agreement and Plan of Merger and Recapitalization (as amended, the "Merger Agreement") with WM Acquisition, Inc., a subsidiary of an investor group led by Parthenon Capital and Chase Capital Partners. The managing director of Parthenon Capital is also a memeber of the Board of directors of Wilmar. Pursuant to the terms of the Merger Agreement, as a result of the merger (the "Merger") contemplated by the Merger Agreement, WM Acquisition will be merged with and into the Company, each share of the Company's Common Stock will be exchanged for $18.25 per share and the Company shall remain as the surviving corporation. The Merger is contingent upon certain conditions, including approval by the shareholders of the Company. Upon consummation of the Merger, the Company's Common Stock will no longer be traded on the Nasdaq National Market System, price quotations will no longer be available and registration of the Company's Common Stock under the Securities and Exchange Act of 1934 will terminate, resulting in part in no further public reporting by Wilmar under such act.

Acquisitions
An important element of the Company's growth strategy has been to take advantage of the highly fragmented nature of its industry by continuing to explore strategic acquisitions. The Company made several acquisitions in 1999, as described below, each of which was accounted for using the purchase method.

In July 1999, the Company acquired certain assets of The Mini Blind Company, Inc. ("Mini Blind"), a distributor of vertical and mini blinds to the multi-family or apartment housing market, based in San Antonio, TX. The total purchase price of the acquisition was paid in cash.

In October 1999, the Company acquired 100% of the capital stock of Ace Maintenance Mart USA, Inc. ("Ace"), a direct mail distributor of repair and maintenance supplies, based in San Diego, CA. The purchase price of this acquisition consisted of cash and has been allocated to the assets acquired based upon their estimated fair market values.

In December 1999, the Company acquired 100% of the capital stock of J.A. Sexauer, Inc. ("Sexauer"), based in Scarsdale, NY and its wholly owned subsidiary Sexauer Ltd. ("Sexauer Ltd."), based in Toronto, Ontario, and 100% of the capital stock of Trayco of S.C., Inc. ("Trayco"), based in Florence, SC (Sexauer together with Sexauer Ltd. and Trayco referred to hereafter as the "Sexauer Group") from The Dyson-Kissner-Moran Corporation ("DKM"). The purchase price of this acquisition consisted of cash and has been allocated on a preliminary basis to the assets acquired based upon their estimated fair market values.

Goodwill and other intangibles recorded in connection with each of the acquisitions above are being amortized on a straight-line basis over 5 to 40 years.

Products and Merchandising

Wilmar markets over 43,000 repair and maintenance products. These items constitute a full range of standard and specialty products in the following product categories: plumbing, hardware, electrical, chemical and janitorial, appliances, appliance parts, window and floor coverings, heating, ventilating and air conditioning ("HVAC"), and paint and paint accessories. Wilmar offers a broad range of name brands such as Kwikset, Insinkerator, Delta Faucet, Moen, Philips Lighting, and Briggs Plumbingware. In fiscal 1999, excluding unassimilated acquisitions, private label products marketed under the "Wilmar" and "Wilflo" names accounted for 14 % of net sales, and no single product accounted for more than 1 % of the Company's net sales. Through its inventory management system, the Company is able to identify sales trends and adjust the Company's merchandise mix accordingly.

Product Categories. For the periods presented, the approximate percentages of the Company's net sales by product category were as follows:

          Product Category                           FISCAL YEAR
          ----------------                           -----------
                                             1997      1998       1999*
                                         --------------------------------
          Plumbing                            30%       27%        29%
          Electrical                          18        18         17
          Hardware                            15        14         14
          Chemical and janitorial              5         6          6
          Appliances                           5         9          8
          Appliance parts                      5         5          5
          Window and floor coverings           7         6          6
          HVAC                                 8         8          8
          Paint and paint accessories          3         3          3
          Other                                4         4          4
                                         --------------------------------
                                             100%      100%       100%
                                         ================================

__________________
  (*) Includes sales by the Sexauer Group, from the date of acquisition (which was in December 1999.)

Sales and Marketing

The Company markets and sells through a direct sales force to all levels of the customer's organization, including senior managers of property management companies, local and regional property managers and, most importantly, on-site maintenance managers. The Company's sales and marketing efforts are designed to establish and solidify customer relationships through frequent contact, and to emphasize the Company's broad product selection, reliable same-day or next-day delivery, high level of customer service and competitive pricing. Wilmar's base of active customers (customers that have purchased in the preceding 12 months) has grown to approximately 89,000 at December 31,1999 (including 44,000 active customers acquired in connection with the Sexauer Group acquisition) from approximately 43,000 at December 25, 1998. No single property accounted for as much as 1% of the Company's net sales during fiscal 1999, although approximately 2,200 properties owned or managed by one large property management company accounted for an aggregate of 7.5% of the Company's net sales during this period.

Wilmar maintains one of the largest direct sales forces in its industry. At December 31, 1999, the Company had 431 field sales representatives covering markets throughout the United States and Canada. The Company has found that it garners a greater percentage of its customers' overall spending on repair and maintenance supplies in markets serviced by their local sales representatives, particularly where local sales representatives are supported by a nearby distribution center, thus enabling free, same-day or next-day delivery of the Company's entire product line. To generate new customers, the Company provides its sales representatives with lists of prospective customers and generally expects them to call on existing customers approximately every two weeks. In servicing existing customers, local sales representatives are expected not only to generate orders but also to be problem solvers. Typical problem solving services include shop organization, special orders, part identification and complaint resolution. Local sales representatives are compensated based on a combination of salary and commission. The Company's sales force is managed by the Company's Director of Sales and Marketing and it's regional sales managers. The Company also employs twelve telesales representatives whose responsibility is to obtain new customers and maintain regular contact with active customers, principally in territories where Wilmar does not employ a local field sales representative.

Operations

The Company receives all orders placed by customers or customers' local sales representatives at its regional customer service centers via telephone through the Company's toll-free "800" numbers, by fax and internet. Calls are received by customer service representatives who utilize on-line terminals to enter customer orders into a fully computerized order processing system. Through this system, customer service representatives access product availability, product location, pricing and promotions information. Customer service personnel determine immediately whether the product is available at the distribution center closest to the customer and, if not, the closest distribution center with availability. As a result, the customer service representative informs the customer immediately as to when the product can be delivered. Customer service lines are open from 8:00 a.m. to 8:00 p.m. Eastern Standard Time. Once an order is entered into the computer system by a customer service representative, a picking slip is generated at the appropriate distribution center. Items on the picking slip are automatically arranged by warehouse location sequence to facilitate ease of picking within the distribution center. Distribution center personnel pick items from 8:00 a.m. to 6:00 p.m. and all orders received before 3:00 p.m. are readied for shipment on the same day. Wilmar uses bar-coding on all orders to track shipment and delivery status. Most sales are billed on net 30-day terms, with the remaining paid by credit card at the time of sale. The Company seeks to carefully manage inventory to assure product availability and minimize inventory shrinkage. The Company regularly performs cycle counts of key inventory items.

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

The Company arranges for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, the Company provides parcel service pick-up of the returns at no charge plus full refund if the return is the result of Company error. In 1999, the Company's return rate was approximately 4.3% of sales. The company offers 12-year warranties on its "Wilflo" faucets and one-year warranties on its "Wilmar" ceiling fans and "Wilmar" garbage disposals.

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

Employees

The Company employed 1,338 people as of December 31, 1999. Of these, 431 were in sales, 12 in telesales, 105 in customer service, 522 in operations and 268 in management and administration. Forty of the Company's distribution center employees and truck drivers at the Philadelphia distribution center are covered by a collective bargaining agreement with Highway Truck Drivers and Helpers Local 107. This agreement expires in May 2001. Twenty-two of the Company's distribution center employees and truck drivers at the Washington, D.C. distribution center are covered by a collective bargaining agreement with Highway Truck Drivers and Helpers Local 355 which went into effect in March 1999. The Company has never experienced a work stoppage, and believes its relations with its employees are good. Both local unions are affiliated with the International Brotherhood of Teamsters.

Item 2.  Properties
------   ----------

The Company acquired two buildings through the Sexauer Group acquisition, a 17,000 square foot facility in Scarsdale, NY which is used for the Sexauer Group corporate headquarters and a 58,400 square foot distribution center in Louisville, KY.

The Company leases approximately 12,500 square feet of office space in Moorestown, New Jersey from William Green, Chairman, and Chief Executive Officer of the Company, for its headquarters (see Note 8 to the Consolidated Financial Statements). The Company also leases the following distribution centers (unless otherwise noted):

                                                 Current            Year
Distribution Center                          Square Footage   Opened/Acquired
-------------------------------------------  --------------  ------------------
Philadelphia, PA...........................       70,000           1978/(1)/
Washington, D.C............................       28,500           1982
Houston, TX (Inventory Transfer Center)....       25,000           1987
Indianapolis, IN...........................       16,000           1991
Fresno, CA.................................       14,400           1992
Atlanta, GA................................       28,800           1993
Tampa, FL..................................       36,700           1994
Columbus, OH...............................       20,800           1995
Seattle, WA................................       16,200           1995
Miami, FL..................................       37,200           1995*
Denver, CO.................................       44,000           1996/(2)/
Houston, TX................................       55,000           1996*
San Antonio, TX............................       19,200           1996
Chicago, IL................................       18,800           1997*
Dallas, TX.................................       50,400           1997
Charlotte, NC..............................       24,000           1997
Phoenix, AZ................................       33,300           1997
Farmington Hills, MI.......................       70,000           1997*/(3)/
Las Vegas, NV..............................       21,600           1998
Boston, MA.................................       48,300           1998
Bronx, NY (Kurzon).........................       18,600           1998*
Deptford, NJ (Screen shop).................        5,000           1999
Los Angeles, CA............................       39,500           1999
San Diego, CA (Ace Maintenance Mart).......       24,700           1999*
Florence, SC (The Sexauer Group)...........       34,000           1999*
Toronto, Ontario (Sexauer Ltd of Canada)...       17,000           1999*
Edmonton, Alberta (Sexauer Ltd of Canada)..        4,000           1999*

______________________
*    Distribution center acquired.

     /(1)/ In September 1996, the Company moved its Philadelphia distribution center to a new 70,000 square foot facility, which also houses the Company's national call center. This distribution center is leased from 804 Eastgate Associates LLC, a related party (see Note 8 to the Consolidated Financial Statements).

     /(2)/ In May 1999, the Denver Distribution Center, which was originally acquired during the Mile High Maintenance Supply, Inc. ("Mile High") acquisition, was moved to a larger facility.

     /(3)/ During 1999, the company closed its Customer will-call center in Berkley, MI and consolidated it with their facility in Farmington Hills, MI

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

Following the public announcement of the merger and recapitalization, a purported shareholders class action complaint was filed by Phronesis Partners, L.P. on December 27, 1999 against Wilmar, Wilmar's directors and Parthenon Capital, Inc. in the Superior Court of New Jersey, Chancery Division, Burlington County (Docket No. BUR-C-171-99). The complaint alleges, among other things, that Wilmar's directors have breached their fiduciary duties and that Parthenon Capital has aided and abetted those breaches. The complaint also alleges, among other things, that the proposed consideration for the merger and recapitalization is unfair and inadequate. The complaint seeks to enjoin the merger and recapitalization and also seeks damages. On March 17, 2000, the plaintiffs filed a motion seeking leave to file an amended complaint adding a claim alleging Wilmar's directors made misrepresentations in its preliminary proxy solicitation materials and seeking to preliminarily enjoin Wilmar from holding a shareholder vote on the merger and recapitalization. The parties have agreed that the defendants will not object to the filing by the plaintiff of their amended complaint and that the plaintiffs will reconsider the need for pursuing their motion to preliminarily enjoin the shareholders vote. Wilmar and Parthenon believe the allegations are without merit and are vigorously defending against all claims. If plaintiffs decide to pursue their motion for a preliminary injunction, it will be opposed. No final date has been set for a hearing on the motion. Document and deposition discovery is proceeding.

The Company collects sales tax in 35 states and the District of Columbia where it has the required contacts. From time to time, various states have sought to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to residents of these states. The United States Supreme Court held that it is unlawful for a state to impose use tax collection obligations on an out-of-state company whose only contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by mail or common carrier. In the event legislation is passed to overturn the Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states into which it ships products but with which it has no other contacts would result in additional administrative expense to the Company and higher prices to customers.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

Since completing its initial public offering of Common Stock in the first quarter of 1996, the Company's Common Stock has been listed on the National Market segment of The Nasdaq Stock Market ("Nasdaq National Market") under the symbol "WLMR." The following table sets forth the high and low stock prices for each quarter in 1998 and 1999, as quoted on The Nasdaq National Market.


Fiscal Year 1998                        High                Low
----------------                        ----                ---
  First Quarter                        $26.00             $20.50
  Second Quarter                       $25.50             $21.50
  Third Quarter                        $28.25             $18.00
  Fourth Quarter                       $25.38             $16.50

Fiscal Year 1999
----------------

  First Quarter                        $23.50             $14.50
  Second Quarter                       $17.00             $10.63
  Third Quarter                        $14.88             $12.25
  Fourth Quarter                       $17.38             $10.13


At March 1, 2000, there were no shares of Preferred Stock outstanding. On March 1, 2000, the closing sale price for a share of Common Stock as reported by The Nasdaq National Market was $ 17.00. As of March 1, 2000, there were approximately 1,778 holders of the Company's Common Stock. The Company did not declare dividends on its Common Stock in fiscal year 1999 or in fiscal year 1998 and does not intend to declare dividends on its Common Stock in the foreseeable future.

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

                                                           Fiscal Year /(1)/
                                                           -----------------
                                                 (In thousands, except per share data)

                                            1995       1996       1997       1998       1999
                                          ---------  ---------  ---------  ---------  ---------
Statement of Operations Data:
Net Sales                                 $ 60,823   $100,644   $150,792   $192,605   $225,937
Cost of Sales /(2)/                         41,835     70,853    106,605    136,488    158,542
                                          --------   --------   --------   --------   --------
Gross Profit                                18,988     29,791     44,187     56,117     67,395
Operating and Selling Expenses               9,099     14,168     21,024     26,357     32,287
Corporate General & Admin. Expenses          3,985      6,718      9,857     11,114     13,942
Non-Recurring Severance Expenses                --         --        259         --         --
                                          --------   --------   --------   --------   --------
Operating Income                             5,904      8,905     13,047     18,646     21,166
Interest expense (income), net               1,164       (551)    (1,580)    (1,511)      (753)
                                          --------   --------   --------   --------   --------
Income before income taxes                   4,740      9,456     14,627     20,157     21,919
                                          --------   --------   --------   --------   --------
Income tax provision /(3)/                   1,896      3,593      5,393      7,692      8,545
                                          --------   --------   --------   --------   --------
Net income /(3)/                          $  2,844   $  5,863   $  9,234   $ 12,465   $ 13,374
                                          ========   ========   ========   ========   ========
Net income per share /(3)/
  - Basic                                 $   0.37   $   0.53   $    .70   $    .93   $   1.05
                                          ========   ========   ========   ========   ========
  - Diluted                               $   0.36   $   0.51   $    .69   $    .92   $   1.04
                                          ========   ========   ========   ========   ========

Weighted average common shares /(4)/
  - Basic                                    7,765     11,105     13,165     13,368     12,726
                                          ========   ========   ========   ========   ========
  - Diluted                                  7,868     11,458     13,335     13,504     12,858
                                          ========   ========   ========   ========   ========

Balance Sheet Data
Working capital (deficit)                 $    (54)  $ 65,300   $ 64,848   $ 72,550   $ 50,646
Total assets                                26,871     88,309    108,115    121,696    201,968
Long-term debt, less current portion         5,667         --        500         --     55,875
Mandatorily-redeemable preferred stock      25,058         --         --         --         --
Total stockholders' equity (deficit)       (27,062)    75,500     90,549    103,789    104,573

/(1)/ The Company's fiscal year is based on a 52/53 week fiscal period ending on the last Friday in December. The fiscal year 1999 consists of 53 weeks while all other years consists of 52 weeks.

/(2)/ Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs.

/(3)/ Prior to March 1, 1995, the Company elected to be taxed as an S
      Corporation for federal (and certain state) income tax purposes. Pro forma information has been computed as if the Company had been subject to federal income taxes and all applicable state corporate income taxes for each period presented. The income tax provision and net income for 1996 through 1999 are actual amounts.

/(4)/ See Note 2 to the Consolidated Financial Statements for description of the determination of weighted-average common shares outstanding.

Item 7.  Management's Discussion and Analysis of Financial Condition and Result
-------  ----------------------------------------------------------------------
         of Operations
         -------------

Overview

Wilmar was founded in 1978 by its current Chief Executive Officer, William Green, and his father, Martin Green, to provide reliable, next-day delivery of repair and maintenance products to customers in its original Philadelphia market. Since its inception, the Company has experienced significant growth. The Company opened its second distribution center in Washington, D.C. in 1982 and its third in Houston in 1987. Since 1991, the Company has accelerated its growth, opening twelve distribution centers: Indianapolis (1991), Fresno (1992), Atlanta (1993), Tampa (1994), Columbus (1995), Seattle (1995), Dallas (1997),
Charlotte (1997), Phoenix (1997), Las Vegas (1998), Boston (1998), and Cerritos, CA opened in January 2000. The Company has acquired twelve additional distribution centers through acquisitions: Miami (November 1995), Denver (May
1996), Houston (July 1996), San Antonio (July 1996), Chicago (January 1997), Farmington Hills, Michigan (September 1997), Bronx, NY (November 1998), San Diego, CA (October 1999), Louisville (December 1999), Florence, SC (December
1999), Edmonton, Alberta (December 1999) and Toronto, Ontario (December 1999). The Company currently operates twenty-six distribution centers, as well as an inventory transfer center.

On December 23, 1999, the Company entered into an Agreement and Plan of Merger and Recapitalization (as amended, the "Merger Agreement") with WM Acquisition, Inc., a subsidiary of an investor group led by Parthenon Capital and Chase Capital Partners. The managing director of Parthenon Capital is also a member of the Board of Directors of Wilmar. Pursuant to the terms of the Merger Agreement, as a result of the merger (the "Merger") contemplated by the Merger Agreement, WM Acquisition will be merged with and into the Company, each share of the Company's common stock will be exchanged for $18.25 per share and the Company shall remain as the surviving corporation. The Merger is contingent upon certain conditions, including approval by the shareholders of the Company. Upon consummation of the Merger, the Company's common stock will no longer be traded on the Nasdaq National Market System, price quotations will no longer be available and registration of the Company's common stock under the Securities and Exchange Act of 1934 will terminate, resulting in part in no further public reporting by Wilmar under such act.

Acquisitions

In July 1999, the Company acquired certain assets of The Mini Blind Company, Inc. ("Mini Blind"), a distributor of vertical and mini blinds to the multi-family or apartment housing market, based in San Antonio, TX. The total purchase price of the acquisition was paid in cash.

In October 1999, the Company acquired 100% of the capital stock of Ace Maintenance Mart USA, Inc. ("Ace"), a direct mail distributor of repair and maintenance supplies, based in San Diego, CA. The purchase price of this acquisition consisted of cash and has been allocated to the assets acquired based upon their estimated fair market values.

In December 1999, the Company acquired 100% of the capital stock of J.A. Sexauer, Inc. ("Sexauer"), based in Scarsdale, NY and its wholly owned subsidiary Sexauer Ltd. ("Sexauer Ltd"), based in Toronto, Ontario, and 100% of the capital stock of Trayco of S.C., Inc. ("Trayco"), based in Florence, SC (Sexauer together with Sexauer Ltd and Trayco referred to hereafter as the "Sexauer Group") from The Dyson-Kissner-Moran Corporation ("DKM"). The purchase price of this acquisition consisted of cash and has been allocated on a preliminary basis to the assets acquired based upon their estimated fair market values.

Each of the acquisitions is being accounted for under the purchase method. Goodwill and other intangibles recorded in connection with these acquisitions are being amortized on a straight-line basis over 5 to 40 years.

Results of operations

The following table sets forth statement of operations data as a percentage of net sales for the periods indicated.

                                                        Fiscal Year
                                                  --------------------
                                                  1997    1998    1999
                                                  ----    ----    ----

Net Sales                                        100.0%  100.0%  100.0%

Cost of Sales                                     70.7    70.9    70.2
                                                 -----   -----   -----

Gross Profit                                      29.3    29.1    29.8

Operating and Selling Expenses                    13.9    13.7    14.3

Corporate General and Administrative Expenses      6.5     5.7     6.1

Non-Recurring Severance Expenses                   0.2      --      --
                                                 -----   -----   -----

Operating Income                                   8.7     9.7     9.4

Interest expense (income) net                     (1.0)   (0.8)   (0.3)
                                                 -----   -----   -----

Income before income taxes                         9.7    10.5     9.7
                                                 -----   -----   -----

Income tax provision                               3.6     4.0     3.8
                                                 -----   -----   -----

Net Income                                         6.1%    6.5%    5.9%
                                                 =====   =====   =====

Fiscal 1999 Compared to Fiscal 1998

Net Sales. Net sales increased by $33.3 million, or 17.3 %, to $225.9 million in 1999 from $192.6 million in 1998. This increase was attributable to the maturation of the existing sales force, the Company's telesales effort, increased sales to national accounts and a substantial investment in "line-hauling" (the use of third party trucks to ship multiple orders from a distribution center to other markets overnight followed by next day local delivery). Net sales for Fiscal 1999 includes sales of the Sexauer Group, from the date of acquisition (which the company acquired in December of 1999). Net sales, excluding the Sexauer Group, increased $24.9 million, or 12.9% from $192.6 million in 1998.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy and delivery costs. As a percentage of net sales, gross profit was 29.8% in 1999 compared to 29.1% in 1998. This increase was partly due to the inclusion of Sexauer Group, which was acquired in December 1999. Sexauer products generally carry higher gross margins than Wilmar products.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center, as well as selling expenses and commissions. Operating and selling expenses increased by $5.9 million, or 22.5%, to $32.3 million in 1999 from $26.4 million in 1998. Not including expenses at Sexauer Group, operating and selling expenses increased $4.1 million or 15.6%. As a percentage of net sales, these expenses represented 14.3% for 1999 compared to 13.7% for 1998.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $2.8 million or 25.5%, to $13.9 million in 1999 from $11.1 million in 1998. This increase is primarily the result of the enhanced staffing required to manage a larger volume of business, as well as the inclusion of Sexauer Group expenses during the month of December. As a percentage of net sales, corporate general and administrative expenses represented 6.1% for 1999 compared to 5.7% for 1998.

Operating Income. Operating income increased by $2.5 million, or 13.5%, to $21.2 million in 1999 from $18.6 million in 1998. As a percentage of net sales, operating income was 9.4% for 1999 compared to 9.7% for 1998.

Interest Income. Net interest income for 1999 was $753,000 and $1.5 million for 1998. Net interest income for 1999 decreased due to additional interest expense incurred during 1999.

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

During 1999, the Company repurchased one million shares of its Common Stock at an average price of $12.80 per share, pursuant to its stock buyback program that was announced earlier in the year.

Cash provided by operating activities was $23.1 million during 1999 compared to $6.8 million in 1998. Cash provided by operating activities during 1999 consisted of $13.4 million of net income before adding back depreciation and amortization and other non-cash charges of $2.8 million. Further offset by the net changes in operating assets and liabilities of $6.9 million. This difference primarily resulted from a $10.6 million increase in accounts payable, accrued expenses, accrued interest and income taxes payable, offset by an increase in the accounts receivable, inventory and prepaid expenses of $4.4 million, as well as the change in other assets and deferred compensation of approximately $700,000.

Cash used in investing activities during 1999 was $95.0 million, which consisted primarily of approximately $1.9 million for the purchase of property and equipment and $93.1 million relating to the acquisitions of Mini Blind, Ace and the Sexauer Group.

Cash provided by financing activities during 1999 was approximately $46.6 million, consisting of approximately $59.4 million of net proceeds received from additional notes payable, $93,000 of net proceeds received from the exercise of stock options, offset by the purchase of treasury stock of $12.8 million.

Capital expenditures were $1.9 million for 1999 compared to $1.6 million for 1998. Capital expenditures for 1999 were primarily for the improvement and updating of the Company's distribution centers, and the integration of its new supply fulfillment system. The Company spent approximately $ 261,000 during 1999 to equip its new Denver, Chicago and Los Angeles distribution centers. A typical distribution center requires a capital investment of approximately $150,000 to $200,000 for equipment and leasehold improvements and an initial commitment of approximately $250,000 for working capital (net of accounts payable attributable to new inventory). The Company typically incurs expenses of approximately $60,000 before a new distribution center becomes operational. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with a portion of the term debt or capital leases.

In December 1999, in connection with the Sexauer Group acquisition (See Note 3 to the accompanying financial statements) the Company entered into a new credit agreement with a syndicate of banks. The credit agreement provides for a five year secured revolving credit facility of $30 million of borrowings ($5 million outstanding and $25 million available at December 31, 1999) and a five year term loan of $55 million ($55 million outstanding as of December 31, 1999), the proceeds of which were used to purchase the Sexauer Group. Borrowings under the revolving credit facility and the term loan facility bear interest at a rate based on certain financial measures. At December 31, 1999 the effective interest rates for the credit facilities was LIBOR plus 175 basis points (8.2% at December 31, 1999). The Company is also required to pay a commitment fee of 0.375% per annum on the unused commitment. Interest on outstanding balances under these credit facilities is due and payable quarterly. Additionally the Company has an unsecured letter of credit facility of $5 million with one of the banks in the syndicate, of which $ 98,495 was outstanding as of December 31, 1999.

The credit agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain it's debt to cash flow ratio, fixed charge ratio in addition to meeting a minimum net worth test. The Company was in compliance with all covenants at December 31, 1999.

Generally, prior to the Sexauer acquisition, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the credit facilities discussed above, will be sufficient to fund the Company's current and foreseeable operational needs and growth strategy. The Company believes that its existing cash balances, supplemented by borrowings under existing credit facilities, are adequate to meet planned operating and capital expenditure needs at least through 2000. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.

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

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us at December 31, 1999 (amounts in thousands):

                                                    Expected Maturity Date                                    Estimated
                                                    ----------------------                                   Fair Value
                                2000          2001          2002          2003         2004        Total     at 12/31/99
                                ----          ----          ----          ----         ----        -----     -----------
Debt
  Variable Rate                $4,125        $7,563       $10,313       $13,062       $24,937       $60,000      $60,000
    Average interest rate         8.2%          8.2%          8.2%          8.2%          8.2%

At December 25, 1998, the Company had notes payable in the amount of $1.2 million, which were repaid during 1999. Interest on these notes was 8%.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this report beginning on page F-1.

Item 9.  Changes In and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosures.
         ---------------------

None.

PART III
Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

---------------------------------------------------------------------------------------
           Name           Age                           Position
---------------------------------------------------------------------------------------
William S. Green           41     Chairman and Chief Executive Officer
---------------------------------------------------------------------------------------
Fred B. Gross              62     V.P.-Corporate Development, Secretary and Director
---------------------------------------------------------------------------------------
Martin E. Hanaka           50     Director
---------------------------------------------------------------------------------------
Ernest K. Jacquet          53     Director
---------------------------------------------------------------------------------------
Donald M. Wilson           59     Director
---------------------------------------------------------------------------------------

The Board of Directors is currently divided into three classes, each having three-year terms that expire in successive years and consists of:

     Class I      William S. Green   Term expires at the 2000 Annual Meeting

     Class II     Fred B. Gross      Term expires at the 2001 Annual Meeting

                  Martin E. Hanaka

     Class III    Ernest K. Jacquet  Term expires at the 2002 Annual Meeting
                  Donald M. Wilson

Independent directors are paid directors' fees of $1,500 for each Board meeting they attend. In addition, directors are reimbursed for expenses incurred in connection with their attendance at meetings of the Board and of committee on which they serve. Directors are also eligible to participate in the 1996 Directors Stock Option Plan. In May 1999,Mr. Hanaka, Mr. Jacquet, and Mr. Wilson were each granted options to purchase 20,000 shares at $11.25 per share.

Board of Directors

William S. Green    Mr. Green, age 41, co-founded Wilmar in 1978 with his father and has served as its Chairman, President and Chief
                    Executive Officer since 1986.

Fred B. Gross       Mr. Gross, age 62, has served as Wilmar's Vice President and
                    Secretary since March 1994 and as Vice President-Corporate
                    Development since November 1995. He has served as a director since July 1995. From 1989 until February 1994, Mr. Gross was Regional Vice President of Angelo Brothers Company, a supplier of electrical products, while also maintaining a private law practice. Before attending law school, Mr. Gross worked for 22 years in the plumbing supply industry.

Martin E. Hanaka    Mr. Hanaka, age 50, has been a director since December 1996.
                    Since September 1998, he has served as Chief Executive
                    Officer of The Sports Authority, Inc. From October 1997 through August 1998, he served as Vice Chairman of The
                    Sports Authority, Inc. From August 1994 through October
                    1997, Mr. Hanaka was President and Chief Operating Officer of Staples, Inc. From October 1992 until August 1994, he held the positions of President and Chief Executive Officer of Lechmere, Inc., and earlier as Executive President-
                    Marketing. Prior to joining Lechmere, Inc., Mr. Hanaka was with Sears Roebuck and Co. where, commencing in 1990, he served in various capacities, including Vice President-Brand
                    Central.

Ernest K. Jacquet   Mr. Jacquet, age 52, has been a director of Wilmar since
                    March 1995. Since June 1998, he has served as managing director of Partheon Capital, a venture partnership. From
                    April 1990 through May 1998, he served as a general partner of Summit Partners, a venture partnership that is the general partner of Summit Ventures III, L.P., Summit
                    Investors II, L.P. and Summit Subordinated Debt, L.P. Mr.
                    Jacquet also serves as a director of CIDCO Incorporated, which designs, develops and markets subscriber telephone equipment.

Donald M. Wilson    Mr. Wilson, age 58, has been a director of Wilmar since July
                    1996. Mr. Wilson was employed by Viking Office Products from
                    December 1979 until his retirement in December 1995, most recently serving as its Vice President-Operations.

The Board of Directors currently has three standing committees:

Audit Committee          The Audit Committee has the authority to recommend the
                         appointment of our independent auditors and review the results and scope of audits, internal accounting controls and tax and other accounting-related matters.
                         The Audit Committee consists of Messrs. Jacquet and
                         Wilson.

Compensation Committee   The Compensation Committee has the authority to approve
                         salaries and bonuses and other compensation matters for Wilmar's officers. In addition, the Compensation
                         Committee has the authority to approve employee health and benefit plans. The Compensation Committee consists of Messrs. Green, Jacquet and Wilson.

Stock Option Committee   The Stock Option Committee administers the Stock Option
                         Plan. The Stock Option Committee consists of Messrs.
                         Jacquet and Wilson.

In September of 1999, the Board created a special committee consisting of Martin
E. Hanaka and Donald M. Wilson, for the purpose of considering any and all proposals with respect to the acquisition of Wilmar.

Executive Officers

Wilmar's executive officers currently are:

--------------------------------------------------------------------------------
        Name          Age                        Position
--------------------------------------------------------------------------------
William S. Green       41    Chairman and Chief Executive Officer
--------------------------------------------------------------------------------
Michael J. Grebe       42    President and Chief Operating Officer
--------------------------------------------------------------------------------
William E. Sanford     40    Senior Vice President and Chief Financial Officer
--------------------------------------------------------------------------------
Michael T. Toomey      35    Vice President - Finance and Treasurer
--------------------------------------------------------------------------------
Fred B. Gross          62    V.P.-Corporate Development, Secretary and Director
--------------------------------------------------------------------------------

Biographical information about Messrs. Green and Gross can be found under "Board of Directors".


Michael J. Grebe         Mr. Grebe, age 42, joined Wilmar in November of 1998 as
                         Executive Vice President and Chief Operating Officer.
                         In October 1999, Mr. Grebe was named President of the
                         Company. Mr. Grebe previously served as a Group Vice
                         President of Airgas, Inc. the nation's largest distributor of industrial gases. Mr. Grebe joined
                         Airgas via the acquisition of IPCO Safety, Inc., a national alternate channel marketer of industrial safety supplies, where he served as President.

William E. Sanford       Mr. Sanford, age 40, joined Wilmar in April 1999,
                         having spent 16 years with public industrial distribution companies. In addition to his corporate responsibilities for Finance and Administration, Mr.
                         Sanford oversees the Company's acquisition program, long range planning and shareholder relations. Mr.
                         Sanford previously was Vice President Corporate
                         Development at MSC Industrial Direct, a distributor of industrial supplies. Prior to 1997, Mr. Sanford spent
                         14 years at Airgas, Inc, where he most recently served as Executive Vice President with responsibilities in strategy and business development as well as line responsibility for the company's manufacturing and rental equipment divisions.

Michael T. Toomey,       Mr. Toomey, age 35, joined Wilmar in 1992 as the
                         company's Controller and Treasurer. In 1995 Mr. Toomey was promoted to the position of Chief Financial
                         Officer, a position he held until 1999. Recently, with the addition of Bill Sanford, Mr. Toomey was transitioned into the role of Vice President of Finance and Treasurer.

Item 11.  Executive Compensation.
-------   ----------------------

                                  Summary Compensation Table

The following table shows, for the last three fiscal years, the cash and other compensation paid to Wilmar's Chief Executive Officer and Wilmar's four other most highly compensated executive officers.

-------------------------------------------------------------------------------------------------
                                              Annual Compensation         Long Term
                                                                       Compensation
                                         ---------------------------------------------
                                                                        Securities
             Name                 Year       Salary        Bonus        Underlying        All Other
                                                                          Options      Compensation/(1)/
----------------------------------------------------------------------------------------------------------
William S. Green                  1999       $240,703      $    -0-          20,000              $3,611
Chairman and Chief Executive      1998       $245,111      $    -0-          10,050              $3,677
Officer                           1997       $229,031      $    -0-          10,125              $3,435

----------------------------------------------------------------------------------------------------------

Michael J. Grebe/(2)/             1999       $205,382      $100,000          50,000              $  -0-
President and Chief Operating     1998       $ 26,923      $    -0-         100,000              $  -0-
Officer
----------------------------------------------------------------------------------------------------------
William E. Sanford/(3)/           1999       $127,500      $ 42,500         130,000              $  -0-
Senior Vice President and
Chief Financial Officer
----------------------------------------------------------------------------------------------------------
Fred B. Gross                     1999       $132,597      $ 20,000          55,000              $3,315
Vice President - Corporate        1998       $120,730      $  8,000          10,050              $3,018
Development and Secretary         1997       $112,809      $    -0-           5,125              $2,820
----------------------------------------------------------------------------------------------------------
Michael T. Toomey                 1999       $123,925      $ 20,000          35,000              $3,098
Vice President - Finance and      1998       $103,670      $ 13,500          10,050              $2,704
Treasurer                         1997       $102,345      $    -0-           5,125              $2,371
----------------------------------------------------------------------------------------------------------

     (1) "All Other Compensation" consists of amounts matched by Wilmar under its 401(k) Plan.

     (2) Mr. Grebe joined Wilmar in November 1998. Under his employment agreement, his annual base salary is $200,000.

     (3) Mr. Sanford joined Wilmar in May 1999. Under his employment agreement, his annual base salary is $195,000.

                      Options Granted in Last Fiscal Year

The following table includes information on option grants during the 1999 fiscal year to the executive officers named in the Summary Compensation Table.

-------------------------------------------------------------------------------------------------------
                                                                             Potential Realizable Value
                                                                             at Assumed Annual Rates of
                                                                              Stock Price Appreciation
                                      Individual Grants (1)                     for Option Term (2)
                     ----------------------------------------------------------------------------------
                                        Percent of
                                           Total
                                          Options
                           Options      Granted to   Exercise   Expiration
      Name                 Granted       Employees     Price       Date         5%            10%
-------------------------------------------------------------------------------------------------------
William S. Green            20,000          3.41%      $11.25    5/27/2009      141,500         358,590
-------------------------------------------------------------------------------------------------------
Michael J. Grebe            50,000          8.53%      $11.25    5/27/2009      353,750         896,480
-------------------------------------------------------------------------------------------------------
William E. Sanford         130,000         22.18%      $11.25    5/27/2009      919,760       2,330,850
-------------------------------------------------------------------------------------------------------
Fred B. Gross               55,000          9.28%      $11.25    5/27/2009      389,130         986,130
-------------------------------------------------------------------------------------------------------
Michael T. Toomey           35,000          5.97%      $11.25    5/27/2009      247,630         627,540
-------------------------------------------------------------------------------------------------------

(1) Except as otherwise noted, options were granted pursuant to the Stock Option Plan. The options expire on the tenth anniversary of the date of grant. In general, options terminate (a) at any time the optionee's employment is terminated by Wilmar for cause or a voluntary termination of employment by the employee, or (b) one year following the death or disability of the employee. Options granted under the Stock Option Plan are not assignable or otherwise transferrable except by will or the laws of descent and distribution.

(2) The dollar amounts under these columns reflect the 5% and 10% rates of appreciation prescribed by the Securities and Exchange Commission. These dollar amounts are not intended to forecast future appreciation of Wilmar's stock price. The Named Executive Officers will not benefit unless Wilmar's stock price increases above the exercise price. Any gain to the Named Executive Officers resulting from an increase in Wilmar's stock price would benefit all shareholders.

                 Aggregated Option Exercised During Fiscal 1999
                          and Fiscal Year End Values

The following table shows the exercise of stock options in fiscal 1999 and the number and value of options held as of December 31, 1999 by the executive officers named in the Summary Compensation Table.

----------------------------------------------------------------------------------------------------------
                       Number of                   Number of Securities           Value of Unexercised
                        Shares                   Underlying Unexercised         In-the-Money Options at
                       Acquired     Value      Options at Fiscal Year End           Fiscal Year End
                         Upon      Realized  -------------------------------------------------------------
                       Exercise      Upon
         Name         of Option    Exercise   Exercisable    Unexercisable   Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------
William S. Green           -           -           20,031           20,144        18,797          122,641
----------------------------------------------------------------------------------------------------------
Michael J. Grebe           -           -                           150,000                        318,750
----------------------------------------------------------------------------------------------------------
William E. Sanford         -           -                           130,000                        796,250
----------------------------------------------------------------------------------------------------------
Fred B. Gross              -           -           70,376           71,244       711,737          548,650
----------------------------------------------------------------------------------------------------------
Michael T. Toomey          -           -           51,631           53,344       490,529          453,755
----------------------------------------------------------------------------------------------------------

William S. Green entered into an employment agreement with Wilmar in March 1995. Under the terms of the agreement, Mr. Green will serve as Wilmar's Chief Executive Officer until March 1, 2001, unless earlier terminated by Wilmar. His annual base salary is $200,000, subject to adjustment, and an annual bonus upon achieving specified financial targets set by the Compensation Committee. The agreement contains certain non-competition and related provisions. The agreement will be replaced by a new employment agreement following the Merger

Fred B. Gross entered into an employment agreement with Wilmar in March 1996. The term of the agreement expires in April 2000, but is renewed automatically for successive one-year terms unless terminated by either party. The agreement provides that Mr. Gross will receive an annual base salary of not less than $107,500. The agreement contains certain non-competition and related provisions.

The Board of Directors created the Compensation Committee and the Stock Option Committee to have responsibility for implementing and administrating Wilmar's compensation policies and programs for its executive officers.

The Compensation Committee is responsible for setting the base salaries and the total compensation levels of the Chief Executive Officer and Wilmar's other executive officers. Mr. Green does not participate in the approval of his compensation. The Stock Option Committee is responsible for determining which executives, including the Chief Executive Officer, will be granted stock options and the size of such grants.

Compensation Policies

Wilmar's compensation policies for executive officers are designed to:

(a) provide competitive compensation packages that will attract and retain superior executive talent,
(b) link a significant portion of compensation to financial results, so as to reward successful performance, and
(c) provide long-term equity compensation, to further align the interests of the executive officers with those of Wilmar's shareholders and further reward successful performance.

The principal components of Wilmar's executive officer compensation program are base salary, annual cash incentive awards and grants of stock options.

Base salary levels for Wilmar's executive officers are reviewed on an annual basis by the Compensation Committee and are set generally to be competitive with other companies of comparable size and geographic location, taking into consideration the position's complexity, responsibility and need for special expertise. Individual salaries also take into account individual experience and performance.

The annual cash incentive award for 1999 was based on individual responsibility and contribution to the Company's performance.

Wilmar granted stock options to its executive officers in 1999. The issuance of stock options was based on Wilmar meeting certain earnings targets established by the Board of Directors.

Long-Term Compensation

The Stock Option Committee annually considers the desirability of granting stock options to Wilmar's officers and other employees. The objective of the Stock Option Plan is to align senior management and shareholder long-term interests by creating a strong and direct link between the executive's accumulation of wealth and shareholder return to enable executives to develop and maintain a significant, long-term stock ownership position in Wilmar's common stock. Individual grants of stock options under the Stock Option Plan are based upon individual performance. The Stock Option Committee believes that its past grants of stock options have successfully focused Wilmar's executive officers and other members of senior management on building profitability and shareholder value.

In May 1999, the Compensation Committee approved an Amendment to the 1995 Stock Option Plan in the form of an Equity Participation Program with the goals of:
(i) retaining critical senior management during a time of management transition,
(ii) providing incentives to senior managers to accelerate earnings growth,
(iii) providing for significant equity appreciation for senior managers if aggressive earnings growth targets were met and (iv) to follow-up the original options awarded in 1995 which were already substantially vested to provide the remaining senior managers with continuing equity incentives. The Equity Participation Program consisted of a one time grant of a total of 250,000 options to seven senior executives. These options expire 10 years from the date of issuance and vest 100% upon the sooner of: (a) achievement by the Company of an annual earnings per share of $1.80, (b) the sale of the Company or (c) five years from the date of issuance.

In determining the compensation of Mr. Green, the Compensation Committee has taken into consideration pay levels of chief executive officers of other companies, his contributions to the profitable growth and increased return on equity over the past several years and Mr. Green's overall management strengths and business acumen. It noted that the earnings per share, assuming dilution, of Wilmar's common stock increased 13% over last year and the return to shareholders, as measured by the December 31, 1999 closing price of Wilmar's common stock, has increased 55% from the IPO price of $11.00 per share. Mr. Green's total annual compensation increased 10% over the same period. The Compensation Committee and the Stock Option Committee determined that Mr. Green should be granted additional options since Wilmar had achieved the earnings target established by the Board of Directors. Therefore, Mr. Green was granted stock options to purchase 20,000 shares of common stock in May 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

The following table sets forth, as of December 31, 1999, beneficial ownership of shares of Common Stock of Wilmar by (1) each person known to have beneficial ownership of more than five percent of Wilmar's common stock, (2) each director and named executive officer, (3) all directors and executive officers as a group and (4) each of the Management Shareholders.

                                                 Total Number of Shares
                                                     of Common Stock            Exercisable       Percentage of
Shareholder                                        Beneficially Owned             Options(1)      Common Stock(2)
--------------------------------------------     ----------------------         ------------      ---------------
William S. Green (3),(4)                                      2,013,536               40,175                 16.5%
Ernest K. Jacquet (4),(5)                                     2,013,536               30,000                 16.4%
WM Acquisition, Inc. (4)                                      2,013,536                                      16.2%
Dresdner RCM Global Investors LLC (6)                         1,949,800                                      15.7%
T. Rowe Price Associates, Inc. (7)                            1,404,364                                      11.3%
Brown Investment Advisory and Trust Co. (8)                   1,370,051                                      11.0%
The Kaufman Fund (9)                                            900,000                                       7.3%
The TCW Group, Inc. (10)                                        681,000                                       5.5%
Denver Investment Advisors LLC (11)                             627,350                                       5.1%
Fred B. Gross (12)                                               48,009              141,620                  1.5%
Michael J. Grebe                                                      -              150,000                  1.2%
William E. Sanford                                                  500              130,000                  1.0%
Martin E. Hanaka                                                  1,000               32,500                    *
Michael T. Toomey                                                     -              104,975                    *
Donald M. Wilson                                                      -               32,500                    *
Directors and Officers as a Group
  (8 Persons)                                                 2,063,045              661,770                 20.8%

_____________________

*    Less than 1% of Wilmar's outstanding shares of common stock.

(1)  Assumes acceleration of vesting upon consummation of the merger.

(2) All percentages are based on 12,407,826 shares outstanding on December 31, 1999. If a person holds options that are currently exercisable or exercisable within 60 days, the number of shares underlying the options are considered outstanding and beneficially owned for the purpose of computing that person's percentage ownership. Such shares are not considered outstanding for the purpose of computing the beneficial ownership of others listed in the table.

(3) Include 3,800 shares of common stock held by the William S. Green Irrevocable Sibling Trust dated December 31, 1998, but excludes 43,009 shares of common stock held by Green Family Associates, L.P. Mr. Green disclaims beneficial ownership of the shares held by Green Family Associates, L.P.

(4) As a result of the voting and exchange agreement entered into by William S. Green and WM Acquisition, Inc. on December 22, 1999, the indicated individuals and entities, Parthenon Investors, L.P., Parthenon Investment Advisors, L.L.C., Parthenon Investment Partners, L.L.C., and John C. Rutherford, have shared voting power with respect to 2,013,536 shares of common stock beneficially owned by William S. Green, and, therefore beneficial ownership as defined by the applicable rules of the Securities and Exchange Commission. This information is based upon the Schedule 13 D filed on December 22, 1999 jointly by the individuals and entities, the principal business address of each of whom is c/o Parthenon Capital, Inc., 200 State Street, Boston, MA 02109.

(5) Mr. Jacquet received options to purchase 10,000 shares on May 7, 1998 and options to purchase 20,000 shares on May 6, 1999.

(6) This information is based upon the Schedule 13G/A filed February 16, 1999 with the Securities and Exchange Commission by Dresdner RCM Global Investors LLC, which is located at Four Embarcadero Center, San Francisco, California 94111, and is a wholly-owned subsidiary of Dresdner RCM US Holdings LLC.

(7) This information is based upon the Schedule 13G filed June 8, 1999 with the Securities and Exchange Commission by T. Rowe Price Associates, Inc., which is located at 100 E. Pratt Street, Baltimore, Maryland 21202, and includes 850,000 shares of common stock held by T. Rowe Price New Horizons Fund, Inc.

(8) This information is based upon the Schedule 13G/A filed April 13, 1999 with the Securities and Exchange Commission by Brown Investment Advisory & Trust Company, which is located at 19 South Street, Baltimore, Maryland 21202, and includes 1,016,000 shares of common stock held by Brown Advisory Incorporated.

(9) This information is as of December 31, 1998 and is based on available public information. The Kaufman Fund is located at 140 East 45th Street, 43rd Floor, New York, New York 10017.

(10) This information is based upon the Schedule 13G filed February 12, 1999 filed with the Securities and Exchange Commission by The TCW Group, Inc., which is located at 865 South Figueroa Street, Los Angeles, California 90017.

(11) This information is based upon the Schedule 13G/A filed February 12, 1999 with the Securities and Exchange Commission by Denver Investment Advisors LLC, which is located at 1225 17/th/ Street, 26/th/ Floor, Denver, Colorado 80202.

(12) Includes 43,009 shares of common stock held by Green Family Associates, L.P., of which Mr. Gross is an officer of its general partner, ALA Green Corporation.


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

Exchange of Shares by William Green

On December 23, 1999, the Company entered into an Agreement and Plan of Merger and Recapitalization (as amended, the "Merger Agreement") with WM Acquisition, Inc., a subsidiary of an investor group led by Parthenon Capital and Chase Capital Partners. Pursuant to the terms of the Merger Agreement, as a result of the merger (the "Merger") contemplated by the Merger Agreement, WM Acquisition will be merged with and into the Company, each share of the Company's common stock will be exchanged for $18.25 per share and the Company shall remain as the surviving corporation. The Merger is contingent upon certain conditions, including approval by the shareholders of the Company. Upon consummation of the Merger, the Company's common stock will no longer be traded on the Nasdaq National Market System, price quotations will no longer be available and registration of the Company's common stock under the Securities and Exchange Act of 1934 will terminate, resulting in part in no further public reporting by Wilmar under such act.

In connection with the Merger, William S. Green has agreed to a recapitalization exchange in which an aggregate of 164,384 of his shares of Wilmar common stock will be exchanged for an equal number of shares of new Class C Preferred Stock of Wilmar. Mr. Green will, however, receive merger consideration in the amount of $18.25 per share for the remaining 1,849,152 shares of common stock owned by him. Wilmar has agreed to take all reasonable actions necessary to ensure that this exchange is completed.

Lease

On April 29, 1996, Wilmar entered into an operating lease agreement with 804 Eastgate Associates, LLC, an entity owned by William S. Green, Fred B. Gross and an unrelated third party, pursuant to which Wilmar leases approximately 70,000 square feet for a warehouse and customer service center in Mount Laurel, New Jersey. The minimum monthly rent is $24,052 from January 1, 1997 through May 31, 2001; from June 1, 2001 through the end of the lease term, the rent will increase based on the Consumer Price Index. Wilmar pays, as additional rent, all real estate taxes and assessments, all utilities and insurance premiums for casualty insurance and any other public liability insurance relating to the premises. Under the terms of the lease, Wilmar is solely responsible for the costs of maintenance, operation and repair of the property. The lease expires on May 31, 2006. Wilmar believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated third party. Wilmar paid rent under this lease of approximately $289,000 in fiscal 1999.

Wilmar's headquarters in Moorestown, New Jersey, is leased to Wilmar by William
S. Green. Under the lease dated March 1, 1994, and amended March 7, 1995, Wilmar rents approximately 12,500 square feet at an annual minimum rent of $137,500. Wilmar pays, as additional rent, all real estate taxes and assessments, all utilities and insurance premiums for casualty insurance and any other public liability insurance relating to the premises. Under the terms of the lease, Wilmar is solely responsible for the costs of maintenance, operation and repair of the property. The lease expires on February 28, 2004 and does not contain any renewal terms. Wilmar believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated third party. Wilmar paid rent under this lease in the amount of $137,500 in fiscal 1999.

These leases shall remain in effect after the consummation of the Merger.

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

(b)  Reports on Form 8-K.
     -------------------

     On December 20, 1999 the Company filed Form 8-K pertaining to the stock purchase agreement with Dyson-Kissner-Moran Corporation for the acquisition of the Sexauer Group.

     On December 29,1999 the Company filed Form 8-K pertaining to the plan of merger and recapitalization entered into with WM Acquisition, Inc., a subsidiary of an investor group led by Parthenon Capital and Chase Capital Partners.

(c)  Exhibits.
     --------

     The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


Exhibit No.    Description
----------     ------------

3.1(a)+        Certificate of Incorporation.

3.2+           Bylaws.

9 Voting and Exchange Agreement dated December 22, 1999 between William S Green and WM Acquisition, Inc.

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

10.4+ Amended and Restated Registration Rights Agreement, dated as of March 9, 1996, among the Company, William Green and the Summit Investors.

10.5+ Registration Rights Agreement, dated as of July 8, 1996, among the Company and the shareholders of HMA Enterprises, Inc.

10.6+ Amended and Restated Employment Agreement, dated as of April 12, 1994 between the Company and Fred B. Gross, Esq.

10.7+ Employment Agreement, dated as of March 9, 1995, between the Company and William S. Green.

10.8+++ Agreement and Plan of Merger and Recapitalization dated December 23, 1999 by and among the Company and WM Acquisition, Inc., a subsidiary of an investor group led by Parthenon Capital and Chase Partners

21             Subsidiaries of the Company.

23             Consent of Deloitte & Touche, LLP.

27             Financial Data Schedule


+ Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-99750), filed with the Securities and Exchange Commission on November 22, 1995.
++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.
+++ Incorporated by reference to the Company's filing form 8-K, filed December 29, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WILMAR INDUSTRIES, INC.


Date:  March 24, 2000               By  /s/ William S. Green
                                      ----------------------
                                            William S. Green
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Each person, in so signing also makes, constitutes and appoints William S. Green, Chairman and Chief Executive Officer of Wilmar Industries, Inc., and Fred
B. Gross, Vice President - Corporate Development and Secretary of Wilmar Industries, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


          Signature                         Capacity                 Date
--------------------------------------------------------------------------------

/s/ William S. Green     Chairman and Chief Executive Officer     March 24, 2000
--------------------     (principal executive officer) and
    William S. Green     Director

/s/ Michael J. Grebe     President and Chief Operating Officer    March 24, 2000
--------------------
    Michael J. Grebe

/s/ William E. Sanford   Senior Vice President and Chief          March 24, 2000
----------------------   Financial Officer (principal financial
    William E. Sanford   and accounting officer)

/s/ Fred B. Gross        Vice President - Corporate Development,  March 24, 2000
-----------------        Secretary and Director
    Fred B. Gross

/s/ Michael T. Toomey    Vice President - Finance and Treasurer   March 24, 2000
---------------------
    Michael T. Toomey

/s/ Martin E. Hanaka     Director                                 March 24, 2000
---------------------
    Martin E. Hanaka

/s/ Ernest K. Jacquet    Director                                 March 24, 2000
---------------------
    Ernest K. Jacquet

/s/ Donald M. Wilson     Director                                 March 24, 2000
--------------------
    Donald M. Wilson

                            Wilmar Industries, Inc.

 Index to Consolidated Financial Statements and Financial Statement Schedules

Independent Auditors' Report..........................................  F-2
Consolidated Balance Sheets...........................................  F-3
Consolidated Statements of Income.....................................  F-4
Consolidated Statements of Stockholders' Equity.......................  F-5
Consolidated Statements of Cash Flows.................................  F-6
Notes to Consolidated Financial Statements............................  F-7

Schedule II - Valuation and Qualifying Accounts....................... F-17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wilmar Industries, Inc.
Moorestown, NJ

We have audited the accompanying consolidated balance sheets of Wilmar Industries, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and December 25, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and December 25, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 6, 2000

ITEM 1 - FINANCIAL STATEMENTS

WILMAR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,             December 25,
                                                                                              1999                     1998
                                                                                       ----------------        -----------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                          $      5,445,468         $     30,611,955
    Cash - restricted                                                                           309,054                  297,236
    Accounts Receivable - trade, net of allowance for doubtful
     accounts of $2,130,807 in 1999 and $1,399,200 in 1998.                                  39,442,711               27,535,016
    Inventory                                                                                40,911,232               30,128,680
    Prepaid expenses and other current assets                                                 3,432,122                  385,992
    Deferred income taxes                                                                     2,188,206                1,498,000
                                                                                       ----------------        -----------------
            Total current assets                                                             91,728,793               90,456,879

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $10,128,061 in 1999 and $4,740,501 in 1998.                                           8,972,008                4,183,348

GOODWILL, net of accumulated amortization of $1,746,467 in 1999 and $973,445 in 1998.        84,779,524               22,133,860

INTANGIBLE ASSETS AND OTHER, Net                                                             16,487,886                4,921,704
                                                                                       ----------------        -----------------
TOTAL ASSETS                                                                           $    201,968,211         $    121,695,791
                                                                                       ================        =================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES


    Notes payable                                                                      $              -         $      1,208,518
    Current portion of long-term debt                                                         4,125,000
    Accounts payable                                                                         21,884,606               11,991,661
    Accrued expenses and other current liabilities                                           13,898,073                4,294,425
    Accrued interest                                                                            315,100
    Income taxes payable                                                                        860,113                  412,160
                                                                                       ----------------        -----------------
              Total current liabilities                                                      41,082,892              17,906,764

LONG-TERM LIABILITIES
    Deferred Compensation                                                                       437,676
    Long-term debt - net of current portion                                                  55,875,000                       -
                                                                                       ----------------        ----------------
              Total liabilities                                                              97,395,568              17,906,764

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued Common stock, no par value - 50,000,000 shares authorized;
    12,407,826 shares issued and outstanding in 1999
    13,389,827 shares issued and outstanding in 1998                                        103,725,914             103,568,743
Accumulated other comprehensive income                                                           56,383
Retained earnings                                                                            13,593,909                 220,284
                                                                                       ----------------        ----------------
                                                                                            117,376,206             103,789,027
Less: Treasury stock, at cost (1,000,000 shares in 1999)                                     12,803,563)
                                                                                       ----------------        ----------------
        Total stockholders' equity                                                          104,572,643             103,789,027
                                                                                       ----------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $    201,968,211         $   121,695,791
                                                                                       ================        ================

 The accompanying notes are an integral part of these consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------


                                                                  Year                 Year              Year
                                                                  Ended               Ended             Ended
                                                                December 31,        December 25,      December 26,
                                                                   1999                1998              1997
                                                                ------------        ------------      ------------
NET SALES                                                      $ 225,937,584     $ 192,605,005      $ 150,792,516

COST OF SALES                                                    158,542,170       136,488,192        106,604,587
                                                               -------------     -------------      -------------

               Gross profit                                       67,395,414        56,116,813         44,187,929

OPERATING EXPENSES:
     Operating and selling expenses                               32,287,060        26,356,579         21,024,183
     Corporate general and administrative expenses                13,942,617        11,113,491          9,857,340
                                                               -------------     -------------      -------------

     Total operating expenses                                     46,229,677        37,470,070         30,881,523
                                                               -------------     -------------      -------------

               Operating income                                   21,165,737        18,646,743         13,306,406

INTEREST INCOME, NET                                                 752,793         1,510,941          1,580,056
                                                               -------------     -------------      -------------

               Income before income taxes                         21,918,530        20,157,684         14,886,462

PROVISION FOR INCOME TAXES                                         8,544,905         7,692,500          5,393,200
                                                               -------------     --------------     -------------

               Net income                                      $  13,373,625     $  12,465,184      $   9,493,262
                                                               =============     =============      =============

     Net income per share - Basic                              $        1.05     $        0.93      $        0.72
                                                               =============     =============      =============

     Net income per share - Diluted                            $        1.04     $        0.92      $        0.71
                                                               =============     =============      =============

     The accompanying notes are an integral part of these consolidated financial statements.

WILMAR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                        (Accumulated    Accumulated
                                                                         Deficit) /        Other                        Total
                                               Common         Stock       Retained     Comprehensive   Treasury      Stockholders'
                                               Shares         Amount      Earnings        Income         Stock         Equity
                                              ----------  ------------  -------------  ------------  ------------ ----------------
BALANCE, DECEMBER 27, 1996                    13,048,371  $ 96,978,776  $ (21,479,162)                $     --      $   75,499,614

Exercised Stock Options                          131,485     1,305,796                                                   1,305,796

Tax Benefit from Exercised Stock Options                       660,000                                                     660,000

Issuance of Common Stock - Mile High               4,652       100,024                                                     100,024

Issuance of Common Stock - Management Supply     151,246     3,749,388                                                   3,749,388

Comprehensive income - Net income                                           9,234,262                                    9,234,262
                                              ----------  ------------  -------------  ------------  ------------   --------------
BALANCE, DECEMBER 26, 1997                    13,335,754  $102,793,984  $  12,244,900) $          -  $          -   $   90,549,084

Exercised Stock Options                           48,350       360,446                                                     360,446

Tax Benefit from Exercised Stock Options                       283,600                                                     283,600

Issuance of Common Stock - Apartment Cleaning      5,723       130,713                                                     130,713

Comprehensive income - Net income                                          12,465,184                                   12,465,184
                                              ----------  ------------  -------------  ------------  ------------   --------------
BALANCE, DECEMBER 25, 1998                    13,389,827  $103,568,743  $     220,284  $          -  $          -   $  103,789,027

Exercised Stock Options                           17,999        93,041                                                      93,041

Tax Benefit from Exercised Stock Options                        64,130                                                      64,130

Repurchase of Common Stock                    (1,000,000)                                             (12,803,563)     (12,803,563)

Comprehensive income
     Net income                                                            13,373,625

     Foreign currency translation                                                            56,383

  Total comprehensive income                                                                                            13,430,008
                                              ----------  ------------  -------------  ------------  ------------   --------------
BALANCE, DECEMBER 31, 1999                    12,407,826  $103,725,914  $  13,593,909  $     56,383  $(12,803,563)  $  104,572,643
                                              ==========  ============  =============  ============  ============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
                                                               For the Year          For the Year            For the Year
                                                                  Ending                Ending                  Ending
                                                               December 31, 1999    December 25, 1998       December 26, 1997
                                                               -----------------    -----------------       -----------------
OPERATING ACTIVITIES:
   Net Income                                                  $    13,373,625      $    12,465,184          $      9,234,262
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    2,455,559            1,971,872                 1,391,884
    Deferred income taxes                                              374,518             (271,000)                 (205,000)
    Loss (gain) on disposition of property and equipment                12,939               16,504                    (2,012)
    Changes in assets and liabilities, net of effects of
     acquisition:
         Accounts receivable                                        (2,207,096)          (2,803,543)               (2,767,229)
         Inventory                                                     (52,163)          (4,278,081)               (4,342,521)
         Prepaid expenses and other current assets                  (2,115,052)             501,327                  (623,110)
         Other                                                       1,081,311              (15,432)                  121,584
         Accounts payable                                            5,117,281           (1,253,257)                2,787,491
         Accrued expenses and other current liabilities              4,815,947              (29,315)                  123,009
         Accrued interest                                              315,100
         Deferred Compensation                                        (404,350)
         Income taxes payable                                          347,914              474,941                (1,524,797)
                                                               ---------------      ---------------         -----------------
              Net cash provided by operating activities             23,115,533            6,779,200                 4,193,561
                                                               ---------------      ---------------         -----------------
 INVESTING ACTIVITIES :

   Purchase of property and equipment, net                          (1,924,478)          (1,559,686)               (1,679,103)
   Proceeds from sale of property and equipment                          2,500                4,400                     7,958
   Proceeds from sale of short-term investments                              -                    -                 3,927,276
   Acquisition of businesses, including escrow                     (93,075,900)          (5,596,151)              (15,000,452)
                                                               ---------------      ---------------         -----------------
              Net cash used in investing activities                (94,997,878)          (7,151,437)              (12,744,321)
                                                               ---------------      ---------------         -----------------
 FINANCING ACTIVITIES :
   (Repayment of) proceeds from notes payable                       59,359,482             (100,000)                 (260,000)
   Purchases of stock for treasury                                 (12,803,563)
   Net proceeds from exercise of stock options                          93,041              360,446                 1,305,796
                                                               ---------------      ---------------         -----------------
              Net cash provided by financing activities             46,648,960              260,446                 1,045,796
                                                               ---------------      ---------------         -----------------
Effect of exchange rate changes on cash                                 66,898                    -                         -
                                                               ---------------      ---------------         -----------------

NET DECREASE IN CASH                                               (25,166,487)            (111,791)               (7,504,964)

CASH, BEGINNING OF  PERIOD                                          30,611,955           30,723,746                38,228,710
                                                               ---------------      ---------------         -----------------
CASH, END OF PERIOD                                            $     5,445,468      $    30,611,955          $     30,723,746
                                                               ===============      ===============         =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid during the period for

    Interest                                                   $       159,972      $        11,328                    35,329
                                                               ===============      ===============         =================
    Income taxes                                               $     7,849,737      $     5,765,843          $      6,872,600
                                                               ===============      ===============         =================


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   Issuance of Common Stock in connection with the purchase of :

    Apartment Cleaning Supply and Pool Supply, Inc.                                 $       130,713
    Management Supply Company                                                                                $      3,749,388
    Mile High Maintenance Supply, Inc.                                                                       $        100,024

   Issuance of Notes and other liabilities recorded in connection with the purchase of :

    Ace Maintenance Mart USA, Inc.                        $       120,000
    Apartment Cleaning Supply and Pool Supply, Inc.                                 $       529,350
    Kurzon Supply Company                                                           $       658,125
    American Maintenance Supply, Inc. - CA                                          $       109,164
    American Maintenance Supply, Inc. - NV                                          $       150,013
    Pier-Angeli Group, Inc.                                                                                  $         75,000
    Management Supply Company                                                                                $      1,125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

1. DESCRIPTION OF THE BUSINESS

   Wilmar Industries, Inc. ("Wilmar" or the "Company") is a national marketer and distributor of repair and maintenance products with twenty-six distribution centers throughout the United States. The Company sells primarily to apartment complexes and other institutional customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation - The consolidated financial statements include the accounts of Wilmar Industries, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated.

   Fiscal Year - The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal year ended December 31, 1999 was a fifty-three week year. The fiscal years ended December 25, 1998 and December 26, 1997 were fifty-two week years. References herein to 1999, 1998 and 1997 are for the fiscal years ended December 31, 1999, December 25, 1998 and December 26, 1997, respectively.

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

          Buildings                                       40 years
          Machinery and equipment                        5-7 years
          Office furniture and equipment                 5-7 years
          Leasehold improvements              Remaining lease term

   Goodwill - Goodwill, which represents the excess of cost over the fair value of net assets acquired, is being amortized on a straight-line basis over estimated useful lives ranging from 30 to 40 years. The Company assesses the recoverability and the amortization period of goodwill by determining whether the amounts can be recovered through undiscounted net cash flows of the businesses acquired over the remaining respective amortization period.

   Long-Lived Assets - Intangible assets include amounts assigned to customer lists and non-compete agreements. Intangibles are amortized on a straight-line basis over their useful lives, 20 to 25 years for customer lists and 3 to 10 years for non-compete agreements. The Company analyzes the carrying value of its recorded intangible assets and other long-lived assets periodically or when facts or circumstances indicate that the carrying value may be impaired. The review includes an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The Company uses the discounted future expected net cash flows of each identifiable asset to measure impairment losses. The Company has not identified any impairment losses with respect to long-lived assets for all fiscal years presented.

   Deferred Financing Costs - Costs incurred in connection with the issuance of debt are deferred and amortized as a component of interest expense over the term of the related debt using the straight-line method.

   Foreign Currency Translation - Assets and liabilities of the Company's foreign subsidiary, where the functional currency is the local currency, is translated into United States dollars at the fiscal year end exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other (income) expense.

   Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

   Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturities of these items. The carrying values of notes payable and long-term debt are a reasonable estimates of their fair values. The estimated fair values of notes payable and long-term debt were determined by discounting the future cash flows using rates currently available to the Company for similar instruments.

   Revenue Recognition- Sales are recognized as product is shipped, F.O.B. point of shipment and are net of sales returns, allowances and credits.

   Cost of Sales - Cost of sales includes merchandise costs, freight, distribution center occupancy and delivery costs.

   Pre-Opening Distribution Center Expenses - Pre-opening distribution center expenses are expensed as incurred.

   Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses were approximately $652,000, $492,500 and $ 448,000 in 1999, 1998 and 1997, respectively.

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

   The amounts used in calculating net income per share data are as follows:

                                                            1999           1998         1997
                                                        -----------    -----------    -----------
   Net Income                                           $13,373,625    $12,465,184    $ 9,234,262
                                                        ===========    ===========    ===========

   Weighted Average Shares Outstanding - Basic           12,725,630     13,367,815     13,165,416
   Effect of Dilutive Stock Options                         132,389        136,140        169,214
                                                        -----------    -----------    -----------

   Weighted Average Shares Outstanding - Diluted         12,858,019     13,503,955     13,334,630
                                                        ===========    ===========    ===========

   Options to purchase 386,156, 90,625 and 25,900 shares of common stock which were outstanding during 1999, 1998 and 1997, respectively, were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares.

     Segment Information - The Company is in one industry, the distribution of repair and maintenance products. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company aggregates all of its distribution centers and reports one operating segment.

     Approximate sales by product category are as follows:

                                                                         1999                  1998                  1997
                                                                 ------------------    ------------------    ------------------
     Plumbing                                                      $ 65,522,000          $ 55,855,000          $ 45,238,000
     Electrical                                                      38,409,000            38,521,000            27,143,000
     Hardware                                                        31,631,000            30,817,000            22,619,000
     Appliance and Appliance Parts                                   29,372,000            26,965,000            15,079,000
     Other                                                           61,003,584            40,447,005            40,713,516
                                                                 ------------------    ------------------    ------------------
                                                                   $225,937,584          $192,605,005          $150,792,516
                                                                 ==================    ==================    ==================

     The Company's revenues and assets outside the United States are not significant

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet determined what effect, if any, this statement will have on the Company.

3.   SIGNIFICANT TRANSACTIONS

     Merger Agreement - In December 1999, the Company entered into an Agreement and Plan of Merger and Recapitalization (as amended, the "Merger Agreement") with WM Acquisition, Inc., a subsidiary of an investor group led by Parthenon Capital and Chase Capital Partners. The managing director of Parthenon Capital is also a member of the Board of Directors of Wilmar. Pursuant to the terms of the Merger Agreement, as a result of the merger (the "Merger") contemplated by the Merger Agreement, WM Acquisition will be merged with and into the Company, each share of the Company's common stock will be exchanged for $18.25 per share and the Company shall remain as the surviving corporation. The Merger is contingent upon certain conditions, including approval by the shareholders of the Company. Upon consummation of the Merger, the Company's common stock will no longer be traded on the Nasdaq National Market System, price quotations will no longer be available and registration of the Company's common stock under the Securities and Exchange Act of 1934 will terminate, resulting in part in no further public reporting by Wilmar under such act.


     Acquisitions - During 1999, the Company completed three acquisitions (Ace Maintenance Mart USA, Inc., The Mini Blind Company, Inc., and the Sexauer Group) for an aggregate purchase price of $93.1 million, including costs of acquisition. Goodwill recorded in connection with these acquisitions totaled approximately $ 63.8 million. The allocation of the purchase price for the Sexauer Group has not been finalized; the accompanying financial statements reflect the preliminary allocations.

     During 1998, the Company completed four acquisitions (The California-based American Maintenance Supply, Inc., Apartment Cleaning Supply and Pool Supply, Inc., the Nevada-based American Maintenance Supply, Inc., and Kurzon Supply Company, Inc.) for an aggregate base purchase price of approximately $7.2 million, including costs of acquisition. Goodwill recorded in connection with these acquisitions was approximately $ 4.5 million.

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

   The following table presents the unaudited results of operations of the Company for each of the three fiscal years in the period ended December 31, 1999 as if the acquisitions had been consummated as of the beginning of the prior fiscal year, and include certain pro forma adjustments to reflect the amortization of intangible assets, reduction of overhead charges, reduction in compensation, interest expense on amounts drawn on the Company's line of credit to finance the acquisition as if the acquisitions had occurred on the dates described above and inclusion of a federal income tax provision:

                                                 1999            1998              1997
                                           -------------      ------------    -------------
    Revenues                                 $302,556,000      $195,909,000     $172,376,000
    Net income                                 14,979,000        12,904,000       10,018,000

    Net income per share - Basic                     1.18              0.97             0.75
    Net income per share - Diluted                   1.16              0.96             0.75

   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the dates described above or the results which may occur in the future.

4. INTANGIBLE ASSETS AND OTHER

   Intangible assets and other consist of the following:

                                                          1999                     1998
                                                    ------------------       -----------------
     Intangible assets                                     $18,603,692              $5,502,000
     Less accumulated amortization                          (2,581,365)               (829,887)
                                                    ------------------       -----------------
                                                            16,022,327               4,672,113

     Deposits                                                  307,427                 249,591
     Other                                                     158,132                      --
                                                    ------------------       -----------------
                                                           $16,487,886              $4,921,704
                                                    ==================       =================

5. Balance Sheet Components

     Property and equipment                               1999                     1998
                                                    ------------------       -----------------
     Land                                                  $ 1,060,004             $
     Building                                                3,773,893
     Machinery and equipment                                 4,374,067               3,513,458
     Office furniture and equipment                          6,402,433               3,489,494
     Vehicles                                                  975,717                 953,282
     Leasehold improvements                                  1,133,568                 967,615
                                                    ------------------       -----------------

                                                            17,719,682               8,923,849
     Less accumulated depreciation and amortization         (8,747,674)             (4,740,501)
                                                    ------------------       -----------------

                                                           $ 8,972,008             $ 4,183,348
                                                    ==================       =================

     Depreciation expense was approximately $1,165,216, $1,005,000 and $786,000 for 1999, 1998 and 1997, respectively.

     Accrued Expenses and Other Current Liabilities

     Sales tax payable                                     $ 1,109,154             $   759,798
     Accrued compensation and related benefits               5,065,598                 934,320
     Other accrued liabilities                               7,723,321               2,600,307
                                                    ------------------       -----------------

                                                           $13,898,073             $ 4,294,425
                                                    ==================       =================

6.   DEBT

     Notes Payable - At December 25, 1998, the Company had notes payable to the former shareholders of Management Supply Company, which totaled $1,125,000. Also, at December 25, 1998, the Company had current notes payable to former shareholders of other acquired companies, totaling $83,518. These notes were repaid during 1999.

     Long-term Debt - In December 1999, in connection with the Sexauer Group acquisition, the Company entered into a new credit agreement with a syndicate of banks. The credit agreement provides for a five year revolving credit facility of $30 million of borrowings ($5 million outstanding at December 31, 1999) and a five year term loan of $55 million ($55 million outstanding as of December 31, 1999), the proceeds of which were used to purchase the Sexauer Group. Borrowings under these credit facilities are secured by substantially all assets of the Company and bear interest at a rate which varies based on certain financial measures as defined in the credit agreement. At December 31, 1999 the effective interest rates for the credit facilities was LIBOR plus 175 basis points (8.2% at December 31, 1999). The Company is also required to pay a commitment fee of 0.375% per annum on the unused commitment. Interest on outstanding balances under these credit facilities is due and payable quarterly. Additionally the Company has an unsecured letter of credit facility of $5 million with one of the banks in the syndicate.

     The credit agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain it's debt to cash flow ratio, fixed charge ratio in addition to meeting a minimum net worth test. The Company was in compliance with all covenants at December 31, 1999.

     The maturities of long-term debt for the five fiscal years subsequent to December 31, 1999 are as follows:


     2000                $ 4,125,000
     2001                  7,562,500
     2002                 10,312,500
     2003                 13,062,500
     2004                 24,937,500
                       ---------------
                         $60,000,000
                       ===============

     Interest expense was $ 475,072, $ 68,792, and $ 17,099 for 1999, 1998 and
     1997, respectively.

7.   PROFIT SHARING PLAN

     The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Contributions to the plan by the Company are made at the discretion of the Company's Board of Directors. Company contributions to the plan were approximately $326,678, $208,600 and $151,300 for 1999, 1998 and 1997, respectively.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     Lease Commitments - The Company leases its facilities under operating leases expiring at various dates through 2006. Minimum future rental payments under these leases as of December 31, 1999 are as follows:


     2000                  4,399,690
     2001                  4,013,565
     2002                  3,505,030
     2003                  2,492,983
     2004                  1,360,971
     Thereafter              207,246
                       ---------------
     Total               $15,979,485
                       ===============

     The Company operates a distribution center, which is leased from an entity, which is partially owned by two officers of the Company. Minimum annual rent payable under this lease is approximately $289,000, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rent expense for this lease was approximately $289,000 for each fiscal year in the period ended December 31, 1999. This lease expires on May 31, 2006 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

   The Company maintains its executive office, which is leased from a stockholder of the Company. As amended in March 1995, under the terms of the lease, the Company is required to pay approximately $137,500 annually, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rental expense for this lease was $ 137,500, for each fiscal year in the period ended December 31, 1999. The lease expires on February 28, 2004 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

   Rent expense under all operating leases was approximately $3.3 million, $3.9 million and $2.2 million for 1999, 1998 and 1997, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

   Employment Agreement - The Company has an employment agreement with its Chief Executive Officer until March 2001, unless terminated earlier by the Company, at an annual base salary of $200,000, subject to adjustments plus bonus.

   Contingent Liabilities - At December 31,1999, the Company was contingently liable for unused letters of credit aggregating approximately $717,273.

   Legal Proceedings - The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

   Following the public announcement of the merger and recapitalization, a purported shareholders class action complaint was filed by Phronesis Partners, L.P. on December 27, 1999 against Wilmar, Wilmar's directors and Parthenon Capital, Inc. in the Superior Court of New Jersey, Chancery Division, Burlington County (Docket No. BUR-C-171-99). The complaint alleges, among other things, that Wilmar's directors have breached their fiduciary duties and that Parthenon Capital has aided and abetted those breaches. The complaint also alleges, among other things, that the proposed consideration for the merger and recapitalization is unfair and inadequate. The complaint seeks to enjoin the merger and recapitalization and also seeks damages. On March 17, 2000, the plaintiffs filed a motion seeking leave to file an amended complaint adding a claim alleging Wilmar's directors made misrepresentations in its preliminary proxy solicitation materials and seeking to preliminarily enjoin Wilmar from holding a shareholder vote on the merger and recapitalization. The parties have agreed that the defendants will not object to the filing by the plaintiffs of their amended complaint and that the plaintiffs will reconsider the need for pursuing their motion to preliminarily enjoin the shareholders vote. Wilmar and Parthenon believe the allegations are without merit and are vigorously defending against all claims. If plaintiffs decide to pursue their motion for a preliminary injunction, it will be opposed. No final date has been set for a hearing on the motion. Document and deposition discovery is proceeding.

   The Company collects sales tax in 35 states and the District of Columbia where it has the required contacts. From time to time, various states have sought to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to residents of these states. The United States Supreme Court held that it is unlawful for a state to impose use tax collection obligations on an out-of-state company whose only contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by mail or common carrier. In the event legislation is passed to overturn the Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states into which it ships products but with which it has no other contacts would result in additional administrative expense to the Company and higher prices to customers.

9. STOCK OPTION PLAN

   The Company has a stock option plan (the "1995 Plan") under which employees may be granted options to purchase shares of Common Stock. The Company also has a plan (the "Director Plan") under which non-employee directors may be granted options to purchase shares of Common Stock. The 1995 Plan and the Director Plan, together, are referred to hereafter as the Option Plans. Options granted are to be issued at prices equal to at least fair market value and expire up to ten years after the grant date. The stock option plans are administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options. The maximum number of shares to be reserved under the 1995 Plan (as amended in 1999) and Director Plan is 1,600,000 and 100,000 shares, respectively. At December 31, 1999, 394,628 shares were available for future grants. Stock option transactions are summarized as follows:

                                                                                              Weighted
                                                   Number           Exercise Price        Average Exercise
                                                 of Shares            Per Share            Price Per Share
                                          --------------------------------------------------------------------
     Outstanding at December 27, 1996:             398,200      $ 4.23 - $24.25               $ 6.72

     1997:
      Granted                                      187,900      $15.25 - $29.75               $18.83
      Exercised                                   (131,485)     $ 4.23 - $15.50               $10.00
      Forfeited                                    (17,600)     $ 4.23 - $29.75               $19.23
                                                 ---------

     Outstanding at December 26, 1997:             437,015      $ 4.23 - $29.75               $10.43

     1998:
      Granted                                      291,138      $16.50 - $25.88               $19.96
      Exercised                                    (48,350)     $ 4.23 - $21.00               $ 7.46
      Forfeited                                    (35,050)     $15.50 - $29.75               $21.93
                                                 ---------

     Outstanding at December 25, 1998:             644,753      $ 4.23 - $28.75               $14.33

     1999:
      Granted                                      585,700      $11.25 - $23.50               $11.52
      Exercised                                    (17,999)     $ 4.23 - $15.50               $ 5.17
      Forfeited                                   (102,793)     $ 4.23 - $28.75               $14.96
      Expired                                       (2,123)     $15.50 - $26.25               $16.95
                                                 ---------

     Outstanding at December 31, 1999:           1,107,538      $ 4.23 - $28.75               $12.91
                                                 ---------


   The following table summarizes information about the stock options outstanding under the Option Plans as of December 31, 1999:

                                                 Options Outstanding                   Options Exercisable
                                                 -------------------                   -------------------

                            Number        Weighted Average      Weighted-          Number             Weighted-
   Range of             Outstanding at       Remaining           Average         Exercisable           Average
Exercise Prices            12/31/99       Contractual Life    Exercise Price     at 12/31/99        Exercise Price
---------------         --------------    ----------------    --------------     -----------        --------------
$ 4.23                         188,337        5.2 years              $ 4.23         121,366                 $ 4.23
$11.00 - $16.50                605,820        9.1 years               11.90          56,395                  14.31
$16.88 - $25.25                308,381        8.3 years               19.99          78,796                  21.36
$25.38 - $28.75                  5,000        7.9 years               26.32           1,000                  26.52
                             ---------                                              -------                 ------
                             1,107,538                                              257,557                 $11.76
                             =========                                              =======                 ======

   All stock options are granted at a price not less than the fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1999, 1998 and 1997 were $6.42, $10.70 and $10.06, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                       1999          1998          1997
                                    ---------     ---------     ---------

     Risk-free interest rate            5.5 %         5.1 %         6.5 %
     Expected volatility               63.0 %        60.0 %        57.3 %
     Expected life                  4.5 years     4.5 years     4.5 years
     Contractual life                10 years      10 years      10 years
     Dividend yield                     0.0 %         0.0 %         0.0 %

   The Company accounts for the Option Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Option Plans been determined with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share for each of the fiscal years in the period ended December 31, 1999 would have been as follows (in thousands, except per share amounts):

                                                  1999      1998      1997
                                                -------   -------   -------
     Net Income:
       As reported                              $13,374   $12,465   $ 9,234
       Pro forma                                $12,842   $11,765   $ 8,579
     Net Income per share:
       As reported                              $  1.05   $  0.93   $  0.70
       Pro forma                                $  1.01   $  0.88   $  0.65
     Net Income per share, assuming dilution:
       As reported                              $  1.04   $  0.92   $  0.69
       Pro forma                                $  1.00   $  0.87   $  0.64

10. PROVISION FOR INCOME TAXES

    The income tax provision for each of the fiscal years in the period ended December 31, 1999 is as follows:

                                   1999              1998             1997
                                ----------        ----------       ----------
     Current:
       Federal                  $7,202,900        $6,812,800       $4,733,500
       State                       901,600         1,150,700          864,700
       Foreign                      65,905
                                ----------        ----------       ----------
                                 8,170,405         7,963,500        5,598,200
                                ----------        ----------       ----------
     Deferred:
       Federal                     210,565          (247,600)        (181,000)
       State                       163,953           (23,400)         (24,000)
                                ----------        ----------       ----------
                                   374,518          (271,000)        (205,000)
                                ----------        ----------       ----------
                                $8,544,923        $7,692,500       $5,393,200
                                ==========        ==========       ==========

   The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

                                                    1999      1998       1997
                                                  --------  --------   --------

     Federal statutory tax rate                     34.0 %    34.0 %     34.0 %
     State income taxes, net of federal benefit      3.0       3.8        4.8
     Non-deductible expenses                         1.7       1.1        1.0
     Non-taxable investment income                  (0.2)     (0.7)      (2.3)
     Other                                           0.5         -       (0.6)
                                                  --------  --------   --------
                                                    39.0 %    38.2 %     36.9 %
                                                  ========  ========   ========

   Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes.

   The components of the Company's net deferred tax asset consisted of the following as of:

                                           December 31,     December 25,
                                               1999             1998
                                          --------------   --------------
     Inventory                             $  1,421,500     $    935,000
     Bad debt reserves                          712,626          483,000
     State taxes                                218,208          146,000
     Other                                     (164,128)         (66,000)
                                          --------------   --------------
                                           $  2,188,206     $  1,498,000
                                          ==============   ==============

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Unaudited quarterly financial information for 1999 and 1998 are as follows (amounts are in thousands, except per share data):

                                                                            1999
                                             ---------------------------------------------------------------------
                                                    First           Second            Third           Fourth
                                                 (13 Weeks)       (13 Weeks)       (13 Weeks)       (14 Weeks)
     Net sales                                   $48,747          $55,017          $58,616          $63,557
     Gross profit                                 14,695           15,921           16,833           19,946
     Operating income                              4,610            5,154            5,907            5,495
     Net income                                    3,052            3,351            3,789            3,182

     Net income per share - Basic                $  0.23          $  0.26          $  0.30          $  0.26
     Net income per share - Diluted              $  0.23          $  0.26          $  0.30          $  0.25

                                                                            1998
                                             ---------------------------------------------------------------------
                                                   First            Second           Third            Fourth
                                                 (13 Weeks)       (13 Weeks)       (13 Weeks)       (13 Weeks)
     Net sales                                   $43,545          $49,659          $52,093          $47,308
     Gross profit                                 12,609           14,303           15,063           14,142
     Operating income                              3,854            4,662            5,542            4,589
     Net income                                    2,673            3,109            3,631            3,052

     Net income per share - Basic                $  0.20          $  0.23          $  0.27          $  0.23
     Net income per share - Diluted              $  0.20          $  0.23          $  0.27          $  0.23

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

                                                                     SCHEDULE II

WILMAR INDUSTRIES, INC.

VALUATION ACCOUNTS
-------------------------------------------------------------------------------

                                                Balance at                                                    Balance at
                                                Beginning      Charged to                        Other           End
                                                 of Year        Expense       Deductions/1/     Changes        of Year
                                              ---------------------------------------------------------------------------
Year ended December 26, 1997:
       Allowance for doubtful accounts          $  806,300     586,025          525,675        493,150/2/     $1,359,800
                                              ------------   ---------        ---------      ------------     ===========

Year ended December 25, 1998:
       Allowance for doubtful accounts          $1,359,800     305,002          265,602              -        $1,399,200
                                              ------------   ---------        ---------      ------------     ===========

Year ended December 31, 1999:
       Allowance for doubtful accounts          $1,399,200     240,000          365,680        857,287/3/     $2,130,807
                                              ------------   ---------        ---------      ------------     ===========

          1. Accounts receivable written off as uncollectible, net of recoveries.

          2. Represents reserves established in connection with acquisitions of Management Supply Company, Pier-Angeli Group and Lindley Supply Company. See Note 3 to Consolidated Financial Statements.

          3. Represents reserves established in connection with acquisitions of The Mini Blind Co, Ace Maintenance USA and the Sexauer Group. See
              Note 3 to Consolidated Financial Statements.