Form 10-Q
period 2000-03-31
WILMAR INDUSTRIES INC
filed 2000-05-15
CIK 1003956

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


     The number of shares of the registrant's common stock, no par value, outstanding as of April 30, 2000 was 12,408,226.

ITEM 1 - FINANCIAL STATEMENTS
WILMAR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS - Unaudited
--------------------------------------------------------------------------------


                                                                                March 31,         December 31,
                                                                                  2000               1999
                                                                            ----------------    ---------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $     6,193,800     $    5,445,468
  Cash - restricted                                                                 314,119            309,054
  Accounts Receivable - trade, net of allowance for doubtful accounts
   of $2,192,250 in 2000 and $2,130,807 in 1999.                                 40,906,860         39,442,711
  Inventory                                                                      40,716,999         40,911,232
  Prepaid expenses and other current assets                                       2,940,748          3,432,122
  Deferred income taxes                                                           2,678,693          2,188,206
                                                                            ----------------    ---------------
          Total current assets                                                   93,751,219         91,728,793

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $10,678,942 in 2000 and $10,128,061 in 1999.                                10,007,567          8,972,008

GOODWILL, net of accumulated amortization of $2,279,166 in 2000
  and $1,746,467 in 1999                                                         84,424,448         84,779,524

INTANGIBLE ASSETS AND OTHER, Net                                                 16,166,173         16,487,886
                                                                            ----------------    ---------------
TOTAL ASSETS                                                                $   204,349,407     $  201,968,211
                                                                            ================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES


  Notes payable                                                             $           -       $          -
  Current portion of long-term debt                                               6,187,500          4,125,000
  Accounts payable                                                               22,041,392         21,884,606
  Accrued expenses and other current liabilities                                 13,654,568         13,898,073
  Accrued interest                                                                  255,001            315,100
  Income taxes payable                                                            3,309,193            860,113
                                                                            ----------------    ---------------
            Total current liabilities                                            45,447,654         41,082,892

LONG-TERM LIABILITIES
  Deferred Compensation                                                             451,068            437,676
  Long-term debt  - net of current portion                                       50,437,500         55,875,000
                                                                            ----------------    ---------------

            Total liabilities                                                    96,336,222         97,395,568


COMMITMENTS AND CONTINGENT LIABILITIES


STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, no par value - 50,000,000 shares authorized;
  12,407,826 shares issued and outstanding in 1999
  12,408,226 shares issued and outstanding in 2000                              103,729,854        103,725,914
Accumulated other comprehensive income                                               20,465             56,383
Retained earnings                                                                17,066,429         13,593,909
                                                                            ----------------    ---------------
                                                                                120,816,748        117,376,206
Less: Treasury stock, at cost (1,000,000 shares in 2000 and 1999)               (12,803,563)       (12,803,563)
                                                                            ----------------    ---------------

      Total stockholders' equity                                                108,013,185        104,572,643
                                                                            ----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   204,349,407     $  201,968,211
                                                                            ================    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME - Unaudited
--------------------------------------------------------------------------------



                                                   For the Three           For the Three
                                                   Months Ended            Months Ended
                                                     March 31,               March 26,
                                                       2000                    1999
                                                 ----------------        ----------------
NET SALES                                        $    75,723,635         $    48,747,114

COST OF SALES                                         49,021,997              34,051,856
                                                 ----------------        ----------------
             Gross profit                             26,701,638              14,695,258

OPERATING EXPENSES:
   Operating and selling expenses                     13,537,046               7,173,587
   Corporate general and administrative expenses       6,132,141               2,911,218
                                                 ----------------        ----------------

   Total operating expenses                           19,669,187              10,084,805
                                                 ----------------        ----------------

             Operating income                          7,032,451               4,610,453

INTEREST (EXPENSE) / INCOME, NET                      (1,112,588)                352,653
                                                 ----------------        ----------------

              Income before income taxes               5,919,863               4,963,106

PROVISION FOR INCOME TAXES                             2,447,343               1,910,800
                                                 ----------------        ----------------

              Net income                         $     3,472,520         $     3,052,306
                                                 ================        ================

   Net income per share - Basic                  $          0.28         $          0.23
                                                 ================        ================

   Net income per share - Diluted                $          0.28         $          0.23
                                                 ================        ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILMAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Unaudited
--------------------------------------------------------------------------------


                                                                                Accumulated
                                                                                   Other                            Total
                                    Common         Stock          Retained     Comprehensive      Treasury       Stockholders'
                                    Shares         Amount         Earnings        Income           Stock       (Deficit) Equity
                                -------------  --------------  -------------  ---------------  -------------  ------------------
BALANCE, DECEMBER 25, 1998        13,389,827   $ 103,568,743   $    220,284   $            -   $          -   $     103,789,027

 Exercised Stock Options              17,999          93,041                                                             93,041

 Tax Benefit from Exercised
  Stock Options                                       64,130                                                             64,130

 Repurchase of Common Stock       (1,000,000)                                                   (12,803,563)        (12,803,563)

 Comprehensive income
      Net income                                                 13,373,625

      Foreign currency
       translation                                                                    56,383

   Total comprehensive income                                                                                        13,430,008
                                -------------  --------------  -------------  ---------------  -------------  ------------------

BALANCE, DECEMBER 31, 1999        12,407,826   $ 103,725,914   $ 13,593,909   $       56,383   $(12,803,563)  $     104,572,643
                                =============  ==============  =============  ===============  =============  ==================

 Exercised Stock Options                 400           1,692                                                              1,692

 Tax Benefit from Exercised
  Stock Options                                        2,248                                                              2,248

 Comprehensive income
      Net income                                                  3,472,520

      Foreign currency
       translation                                                                   (35,918)

   Total comprehensive income                                                                                         3,436,602
                                -------------  --------------  -------------  ---------------  -------------  ------------------

BALANCE, MARCH 31, 2000           12,408,226   $ 103,729,854   $ 17,066,429  $        20,465   $(12,803,563)  $     108,013,185
                                =============  ==============  =============  ===============  =============  ==================

WILMAR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
--------------------------------------------------------------------------------


                                                                  For the three      For the three
                                                                  Months Ending      Months Ending
                                                                  March 31, 2000     March 26, 1999
                                                                  ---------------    ---------------
OPERATING ACTIVITIES :
 Net Income                                                       $    3,472,520     $    3,052,306
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                        1,190,499            548,234
  Deferred income taxes                                                 (490,487)            39,000
  Loss (gain) on disposition of property and equipment                    (1,250)
  Changes in assets and liabilities, net of effects
   of acquisition:
   Accounts receivable                                                (1,464,149)           853,240
   Inventory                                                             194,233            618,804
   Prepaid expenses and other current assets                             486,309            (16,614)
   Other                                                                  96,261            (75,989)
   Accounts payable                                                      156,786          2,393,436
   Accrued expenses and other current liabilities                       (706,598)         1,532,948
   Accrued interest                                                      (60,099)
   Deferred Compensation                                                  13,392
   Income taxes payable                                                2,451,328          1,709,790
                                                                  ---------------    ---------------
        Net cash provided by operating activities                      5,338,745         10,655,155
                                                                  ---------------    ---------------
INVESTING ACTIVITIES :
 Purchase of property and equipment, net                              (1,004,814)          (635,576)
 Proceeds from sale of property and equipment                              1,250
 Proceeds from sale of short-term investments                                -
 Acquisition of businesses, including escrow                            (177,623)
 Procceds from escrow settlement                                             -
                                                                  ---------------    ---------------
       Net cash used in investing activities                          (1,181,187)          (635,576)
                                                                  ---------------    ---------------
FINANCING ACTIVITIES :
 (Repayment of) proceeds from notes payable                           (3,375,000)          (708,518)
 Purchases of stock for treasury                                             -           (1,493,750)
 Net proceeds from exercise of stock options                               1,692             37,772
                                                                  ---------------    ---------------
        Net cash provided by financing activities                     (3,373,308)        (2,164,496)
                                                                  ---------------    ---------------
Effect of exchange rate changes on cash                                  (35,918)
                                                                  ---------------    ---------------
NET DECREASE IN CASH                                                     748,332          7,855,083

CASH, BEGINNING OF PERIOD                                              5,445,468         30,611,955
                                                                  ---------------    ---------------
CASH, END OF PERIOD                                               $    6,193,800     $   38,467,038
                                                                  ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the period for :
  Interest                                                        $    1,242,120     $       13,340
                                                                  ===============    ===============
  Income taxes                                                    $      130,291     $      193,250
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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year ending December 29, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

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

   The amounts used in calculating net income per share data are as follows:

                                                          For the Three                    For the Three
                                                          Months Ended                     Months Ended
                                                            March 31,                        March 26,
                                                              2000                             1999
                                                    -------------------------        -------------------------
Net Income                                                        $ 3,472,520                      $ 3,052,306
                                                                  ===========                      ===========

Weighted Average Shares Outstanding - Basic                        12,407,953                       13,384,915
Effect of Dilutive Stock Options                                      199,292                          118,581
                                                                  -----------                      -----------

Weighted Average Shares Outstanding - Diluted                      12,607,245                       13,503,496
                                                                  ===========                      ===========


The following options to purchase common stock, although outstanding, were not included in the computation of weighted average shares outstanding - Diluted because the options' exercise price was greater than the average market price of common shares during the period. For the three months ended March 31, 2000 and March 26, 1999, 306,374 and 211,600, respectively, were not included.

                            WILMAR INDUSTRIES, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONTINGENCIES
----------------------

The Company is involved in various legal proceedings in the ordinary course of its business, which are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

 SHAREHOLDER LAWSUIT CHALLENGING THE MERGER AND RECAPITALIZATION

Following the public announcement of the merger and recapitalization, a purported shareholders class action complaint was filed by Phronesis Partners, L.P. on December 27, 1999 against Wilmar, Wilmar's directors and Parthenon Capital, Inc. in the Superior Court of New Jersey, Chancery Division, Burlington County (Docket No. BUR-C-171-99). The complaint alleged, among other things, that Wilmar's directors had breached their fiduciary duties and that Parthenon capital has aided and abetted those breaches. The complaint also alleged, among other things, that the proposed consideration for the merger and recapitalization and also sought damages.

The parties to the lawsuit reached an agreement in principle to settle the matter on April 17, 2000. In connection with the settlement:

     . The special committee has agreed to request William Blair to deliver a letter to the special committee, in a form satisfactory to William Blair and the special committee, bringing down its fairness opinion through April 14, 2000 and wilmar has agreed to publicly disclose such letter by filing it with the Securities and Exchange Commission;

     . the voting and exchange agreement has been amended to require William Green and certain trusts established by him to vote their shares of Wilmar common stock at the special meeting in favor of and against the merger proposal in the same proportions as the votes cast by all other wilmar shareholders in the aggregate at the special meeting;

     .  Wilmar has made certain disclosures in its proxy statement;

     . a stipulation of settlement will be agreed upon which will expressly provide that the defendants denied and continue to deny that they committed any violations of law, and that the defendants settled the matter to eliminate the burden, risk and expense of further litigation, and will acknowledge that the plaintiffs' lawsuit in part caused additional disclosures to be included in the final proxy settlement mailed to Wilmar shareholders; and

     . the plaintiff's counsel will apply to the applicable New Jersey state court for an award of attorneys' fees and disbursements in an aggregate amount not to exceed $400,000, and Wilmar and the other defendants will not object to this application.

While the parties' agreement in principle is binding, the terms of the settlement are nevertheless subject to court approval, approval of the plaintiff class, execution of a final stipulation of settlement, dismissal of the plaintiff's action, and the closing of the merger contemplated by the merger agreement.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 26, 1999

Net Sales. Net sales increased by $27 million, or 55.3%, to $75.7 million for the three months ended March 31, 2000 from $48.7 million for the corresponding period in 1999. The increase was primarily attributable to the acquisition of J.A. Sexauer, Inc. ("Sexauer"), Sexauer Ltd. ("Sexauer Ltd.") and Trayco of S.C., Inc. ("Trayco"), referred to hereafter as "Sexauer Group", that occurred in December 1999. Price increases during both periods were modest and made only on selected items.

Gross Profit. Cost of sales includes merchandise, freight, distribution center occupancy expenses and certain delivery costs. As a percentage of net sales, gross profit was 35.3% for the three months ended March 31, 2000 compared to 30.1% for the corresponding period in 1999. The increase in gross profit margin percentage is attributable to the Sexauer Group historically higher gross profit margins.

Operating and Selling Expenses. Operating and selling expenses consist of labor and other costs associated with operating a distribution center as well as selling expenses and commissions. Operating and selling expenses increased by $6.4 million, or 88.7%, to $13.5 million for the three months ended March 31, 2000, from $7.2 million for the corresponding period in 1999. As a percentage of net sales, these expenses represented 17.9% for the three months ended March 31, 2000 compared to 14.7% for the corresponding period in 1999, primarily due to higher sales commissions at Sexauer Group.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased by $3.1 million, or 105.2%, to $6.1 million for the three months ended March 31, 2000 from $2.9 million for the corresponding period in 1999. This increase was the result of the Sexauer Group acquisition, as well as the additional staffing required to manage a larger volume of business. As a percentage of net sales, corporate general and administrative expenses represented 8.1% for the three months ended March 31, 2000 compared to 6.0% for the corresponding period in 1999.

Operating Income. Operating income increased by $2.4 million or 52.5%, to $7.0 million for the three months ended March 31, 2000 from $4.6 million for the corresponding period in 1999. As a percentage of net sales, operating income was 9.3% for the three months ended March 31, 2000 and 9.5% for the corresponding period in 1999.

Interest (Expense) Income, Net. Net interest expense for the three months ended March 31, 2000 increased by $1.5 million to $1.1 million of net interest expense from $353,000 of net interest income for the corresponding period in 1999. The interest expense occurred as a result of the additional debt incurred by the company related to the Sexauer Group acquisition.

                            WILMAR INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 26, 1999

LIQUIDITY AND CAPITAL RESOURCES

Historically, Wilmar's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its bank line of credit to support increases in accounts receivable and inventory, net of accounts payable, and the public sale of its securities.

Cash provided by operating activities was $5.3 million during the three months ended March 31, 2000 compared to $10.7 million of cash provided by operating activities during the corresponding period in 1999. Cash provided by operating activities during the three months ended March 31, 2000 consisted of $3.5 million of net income before adding back depreciation and amortization and other non-cash charges, decreased $1.2 million by changes in operating assets and liabilities. This primarily resulted from a $767,000 decrease in accrued expenses and accrued interest as well as a $778,000 decrease in inventory, prepaid expense and other assets offset by an increase in accounts receivable of $1.5 million and an increase in accounts payable and deferred compensation of $170,000.

Cash used in investing activities during the three months ended March 31, 2000 was $1.2 million, which consisted of approximately $1.0 million for the purchase of property and equipment and $178,000 relating to the acquisition of Sexauer Group.

Cash used in financing activities during the first three months of 2000 was approximately $3.4 million for the repayment of notes payable.

Capital expenditures were $1.0 million for the three months ended March 31, 2000 compared to $636,000 for the corresponding period in 1999. Capital expenditures for the first three months of 2000 were primarily for the opening of our new distribution centers in Los Angeles and Chicago, as well as improvement and updating of other distribution centers. In addition, the Company purchased a digital catalog management software package in order to convert its merchandise catalogs to an internet format. In addition, The Company purchased state-of - the-art inventory and replenishment planning software in order to optimize inventory investments. The Company intends to finance its future capital expenditures with cash flow from operations and possibly with term debt or capital leases.

In December 1999, in connection with the Sexauer Group acquisition , the Company entered into a new credit agreement with a syndicate of banks. The credit agreement provides for a five year secured revolving credit facility of $30 million of borrowings ($5 million outstanding and $25 million available at March 31, 2000) and a five year term loan of $55 million ($51.6 million outstanding as of March 31, 2000), the proceeds of which were used to purchase Sexauer Group. Borrowings under the revolving credit facility and the term loan facility bear interest at a rate based on certain financial measures. The Company is also required to pay a commitment fee of 0.375% per annum on the unused commitment. Interest on outstanding balances under these credit facilities is due and payable quarterly. Additionally the Company has an unsecured letter of credit facility of $5 million with one of the banks in the syndicate.

The credit agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain it's debt to cash flow ratio, fixed charge ratio in addition to meeting a minimum net worth test. The Company was in compliance with all covenants at March 31, 2000.

Generally, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the credit facility discussed above, will be sufficient to fund the Company's current and foreseeable operational needs and growth strategy. The Company believes that its existing cash balances, supplemented by borrowings under existing credit facilities, are adequate to meet planned operating and capital expenditure needs at least through 2000. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing.

                            WILMAR INDUSTRIES, INC.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 SHAREHOLDER LAWSUIT CHALLENGING THE MERGER AND RECAPITALIZATION

Following the public announcement of the merger and recapitalization, a purported shareholders class action complaint was filed by Phronesis Partners, L.P. on December 27, 1999 against Wilmar, Wilmar's directors and Parthenon Capital, Inc. in the Superior Court of New Jersey, Chancery Division, Burlington County (Docket No. BUR-C-171-99). The complaint alleged, among other things, that Wilmar's directors had breached their fiduciary duties and that Parthenon capital has aided and abetted those breaches. The complaint also alleged, among other things, that the proposed consideration for the merger and recapitalization and also sought damages.

The parties to the lawsuit reached an agreement in principle to settle the matter on April 17, 2000. In connection with the settlement:

     . The special committee has agreed to request William Blair to deliver a letter to the special committee, in a form satisfactory to William Blair and the special committee, bringing down its fairness opinion through April 14, 2000 and wilmar has agreed to publicly disclose such letter by filing it with the Securities and Exchange Commission;

     . the voting and exchange agreement has been amended to require William Green and certain trusts established by him to vote their shares of Wilmar common stock at the special meeting in favor of and against the merger proposal in the same proportions as the votes cast by all other wilmar shareholders in the aggregate at the special meeting;

     .  Wilmar has made certain disclosures in its proxy statement;

     . a stipulation of settlement will be agreed upon which will expressly provide that the defendants denied and continue to deny that they committed any violations of law, and that the defendants settled the matter to eliminate the burden, risk and expense of further litigation, and will acknowledge that the plaintiffs' lawsuit in part caused additional disclosures to be included in the final proxy settlement mailed to Wilmar shareholders; and

     . the plaintiff's counsel will apply to the applicable New Jersey state court for an award of attorneys' fees and disbursements in an aggregate amount not to exceed $400,000, and Wilmar and the other defendants will not object to this application.

While the parties' agreement in principle is binding, the terms of the settlement are nevertheless subject to court approval, approval of the plaintiff class, execution of a final stipulation of settlement, dismissal of the plaintiff's action, and the closing of the merger contemplated by the merger agreement.


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

 The Company did not file a Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WILMAR INDUSTRIES, INC.


                           By:  /s/ William Sanford
                              -----------------------
                              William Sanford
                              Senior Vice President and Chief Financial Officer
                           (Duly authorized and Principal financial officer)



Date:   May 15,2000